Form 10-Q
period 1996-03-31
PROJECTAVISION INC
filed 1996-05-15
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996.
                      --------------

Commission File Number 33-33997
                       --------

                               Projectavision Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

     Delaware                               13-3499909
     --------                               -----------
(State or other jurisdiction of             (I.R.S.  Employer
incorporation or organization)              Identification No.)

                  Two Penn Plaza, Suite 640, New York, NY 10121
                  ---------------------------------------------
               (Address of Principal Executive Offices) (zip code)

                                 (212) 971-3000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
    ----------      ----------

As of March 31, 1996, there were 112,405,244 shares of the Registrant's common stock outstanding.

                              PROJECTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------




Part I.      FINANCIAL INFORMATION                                  PAGE
- ------                                                              ----

Item 1.      Financial Statements

             Comparative Balance Sheet (Unaudited)                   F-2

             Comparative Statement of Operations (Unaudited)         F-3

             Statements of Stockholders' Equity (Unaudited)          F-4

             Comparative Statement of Cash Flows (Unaudited)        F-10

             Notes to Financial Statements (Unaudited)              F-11

Item 2.      Management's Discussion and Analysis of                F-23
               Financial Condition and Results
               of Operations

             SIGNATURES

PROJECTAVISION, INC.
(A Development Stage Company)

COMPARATIVE BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31,1996
- -------------------------------------------------------------------------------

                                                                                             (Unaudited)
                                                                                 December 31,                March 31,
A S S E T S                                                                          1995                      1996
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                             $  3,491,982              $ 6,534,129
   Investments-held to maturity (Notes 1 and 5)                                          --                   4,850,672
   Due from related parties (Notes 6 and 12)                                            10,683                   10,683
   Other current assets                                                               324,4700                  211,886
                                                                                  ------------             ------------
            Total Current Assets                                                     3,827,135               11,607,370
                                                                                  ------------             ------------
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE (Note 4)                          --                        --

PROPERTY AND EQUIPMENT (Note 1):
   Furniture, fixtures and equipment                                                    68,421                   68,421
   Computers and software                                                              116,155                  130,894
   Leasehold improvements                                                              180,795                  182,332
                                                                                  ------------             ------------
                                                                                       365,371                  381,647
   Less:  Accumulated depreciation                                                     151,612                  171,269
                                                                                  ------------             ------------
   Property and equipment, net                                                         213,759                  210,378

OTHER ASSETS:
   Deposits                                                                            127,521                  129,403
   Deferred Commission                                                                    --                    472,222
                                                                                  ------------             ------------

           TOTAL ASSETS                                                           $  4,168,415             $ 12,419,373
                                                                                  ============             ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $    485,710             $    528,178
                                                                                  ------------             ------------
       Total Current Liabilities                                                       485,710                  528,178
                                                                                  ------------             ------------
LONG-TERM CONVERTIBLE DEBT
     8% Debentures Due January 31, 1999
                                                                                           --                10,000,000
                                                                                  ------------             ------------
       Total Liabilities                                                               485,710               10,528,178
                                                                                  ------------             ------------
COMMITMENTS AND CONTINGENCIES (Note 14)                                                    --                     --

STOCKHOLDERS' EQUITY (Notes 9 and 10)
   Preferred stock $.01 par value - 1,000,000 shares
     authorized; Series A Preferred Stock, 100 shares
     outstanding ($100,000 liquidation preference)
     Series B Preferred Stock, 414,452 and 385,982 shares                                  NIL                     NIL
     outstanding in 1994 and 1995 respectively (liquidation
     preference $1,929,920 plus accrued and unpaid interest)                             3,859                    3,859
   Common stock $.0001 par value - 30,000,000 shares
     authorized; 12,228,803 and 12,388,790 issued and
     outstanding in 1994 and 1995 respectively                                           1,239                    1,241
   Additional paid-in capital                                                       23,998,477               23,998,475
   Deficit accumulated during the development stage                                (20,320,870)             (22,112,380)
                                                                                  ------------             ------------

           Total Stockholders' Equity                                                3,682,705                1,891,195
                                                                                  ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,168,415             $ 12,419,373
                                                                                  ============             ============

See notes to financial statements
                                       F-2

PROJECTAVISION, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
- -------------------------------------------------------------------------------

                                                                                                            For the Period
                                                                                                              September 9,
                                                   For the Three       For the Three       For the Three     1988 (Date of
                                                    Months Ended        Months Ended        Months Ended     Incorporation)
                                                     March 31,            March 31,          March 31,         to March 31,
                                                       1994                 1995               1996                1996
REVENUE (Note 3)                                    $         --         $   200,000        $        --        $ 1,305,000
                                                    ------------         -----------        -----------       ------------

OPERATING EXPENSES:
   General and administrative                            490,590             500,971            642,998          7,832,628
   Salaries                                              226,542             222,917            424,692          3,984,261
   Legal fees (Note 8)                                    51,900              75,835            253,205          2,273,354
   Amortization and depreciation (Note 1)                  5,082              18,019             47,436            254,486
   Research and development (Notes 1 and 8)              138,767              93,093            325,717          3,747,640
   Patent expense (Note 8)                                29,331              52,716             24,384          1,102,802
   License                                                    --              10,000                 --             46,667
                                                    ------------         -----------        -----------       ------------

Total Operating Expenses                                 942,212             973,551          1,718,432         19,241,838
                                                    ------------         -----------        -----------       ------------

LOSS FROM OPERATIONS                                  ( 942,212)           ( 773,551)        (1,718,432)       (17,936,838)
                                                    ------------         -----------        -----------       ------------

OTHER INCOME (EXPENSE):
   Provision for allowance on advances
     (Notes 6 and 12)                                         --            ( 77,876)          ( 18,100)          (316,526)
   Interest income                                        48,763             106,322             80,378          1,128,259
   Interest expense                                           --                  --            135,356            162,026
                                                    ------------         -----------        -----------       ------------

   Other Income - Net                                     48,763              28,446             73,078            649,707
                                                    ------------         -----------        -----------       ------------

LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                             ( 893,449)          ( 745,105)       ( 1,791,510)       (17,287,131)

EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE (Note 4)                    ( 340,471)          ( 177,811)                --         (4,825,249)
                                                    ------------         -----------        -----------       ------------

NET LOSS                                            $ (1,233,920)        $(  922,916)       $(1,791,510)      $(22,112,380)
                                                    ============         ===========        ===========       ============

NET LOSS PER SHARE                                  $(       .11)        $(      .07)      $(       .14)     $(       2.67)
                                                    ============         ===========       ============      =============

AVERAGE NUMBER OF SHARES
   OUTSTANDING (Note 1)                               11,194,607          12,553,572         12,608,846          8,287,571
                                                    ============         ===========       ============      =============




See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- ------------------------------------------------------------------------------

                                         Series A      Series B Preferred Stock        Common Stock
                                      Preferred Stock  ------------------------   -----------------------------
                                    -----------------          Proceeds                   Proceeds
                                    Shares   Amount    Shares Per Share  Amount   Shares    Per Share     Amount
OCTOBER 1988
   ISSUANCE OF COMMON STOCK                                                     3,849,544  $  .00002      $ 106
   TO FOUNDERS FOR CASH

NOVEMBER 1988
   ISSUANCE OF COMMON STOCK                                                        98,706       1.01        289
   TO INVESTORS FOR CASH

MERGER WITH DKY, INC.:
   Issuance of preferred stock      100     $NIL
   Distribution to DKY stockholders
   Additional paid-in capital

   NET LOSS
                                  -----      -----    -----      -----
BALANCE, DECEMBER 31, 1988          100      NIL                                 3,948,250       1.32        395

FEBRUARY 1989
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH
   (Net of private placement costs)                                               518,416       1.32         52

NET LOSS
                                  -----      -----    -----      -----          ---------                  ----

BALANCE, DECEMBER 31, 1989          100      NIL                                4,466,666                   447


   REVERSAL OF ACCRUAL FOR
      PRIVATE PLACEMENT COSTS

JULY 1990
   INITIAL PUBLIC OFFERING
   (Net of public offering costs)                                               1,600,000       1.86        160

NET LOSS
                                  -----      -----    -----      -----          ---------                  ----

BALANCE, DECEMBER 31, 1990          100      NIL                                6,066,666                   607

   ISSUANCE OF COMMON STOCK FOR
      RESEARCH AND DEVELOPMENT                                                    146,000       1.24         15

   ISSUANCE OF COMMON STOCK FOR
      MEMBERSHIP FEE                                                               30,000        .83          2

   ISSUANCE OF COMMON STOCK FOR
      PATENT COSTS                                                                105,251       1.00         10

   NET LOSS
                                  -----      -----    -----      -----          ---------                  ----
BALANCE, DECEMBER 31, 1991          100       $NIL                              6,347,917                 $ 635
                                  -----      -----    -----      -----          ---------                  ----


                               (RESTUBBED TABLE)

                                                      Deficit
                                                    Accumulated
                                      Additional     During the
                                       Paid-in      Development      Unearned
                                       Capital        Stage        Compensation        Total
OCTOBER 1988
   ISSUANCE OF COMMON STOCK         $             $                                 $     106
   TO FOUNDERS FOR CASH

NOVEMBER 1988
   ISSUANCE OF COMMON STOCK             99,711                                         100,000
   TO INVESTORS FOR CASH

MERGER WITH DKY, INC.:
   Issuance of preferred stock        (300,000)                                       (300,000)
   Distribution to DKY stockholders    100,900                                         100,900
   Additional paid-in capital

   NET LOSS                                          (257,443)                        (257,443)
                                    ----------    -----------        -----          ----------
BALANCE, DECEMBER 31, 1988             (99,389)                                       (356,437)

FEBRUARY 1989
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH
   (Net of private placement costs)    681,443                                         681,495

NET LOSS                                            (589,653)                         (589,653)
                                    ----------    -----------         -----         ----------

BALANCE, DECEMBER 31, 1989             582,054      (847,096)                         (264,595)


   REVERSAL OF ACCRUAL FOR
      PRIVATE PLACEMENT COSTS           50,000                                          50,000

JULY 1990
   INITIAL PUBLIC OFFERING
   (Net of public offering costs)    2,977,472                                        2,977,632

NET LOSS                                           (1,019,315)                       (1,019,315)
                                    ----------    -----------         -----         -----------

BALANCE, DECEMBER 31, 1990           3,609,526     (1,866,411)                        1,743,722

   ISSUANCE OF COMMON STOCK FOR
      RESEARCH AND DEVELOPMENT         180,985                                          181,000

   ISSUANCE OF COMMON STOCK FOR
      MEMBERSHIP FEE                    24,997                                           25,000

   ISSUANCE OF COMMON STOCK FOR
      PATENT COSTS                     105,241                                          105,251

   NET LOSS                                        (1,617,501)                       (1,617,501)
                                    ----------    -----------         -----         -----------
BALANCE, DECEMBER 31, 1991          $3,920,749    $(3,483,912)        $   0         $   437,472
                                    ----------    -----------         -----         -----------

See notes to financial statements.
                                      F-4

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- ------------------------------------------------------------------------------


                                                       Series B Preferred Stock           Common Stock
                                         Series A      ------------------------           ------------
                                      Preferred Stock            Proceeds                   Proceeds
                                    Shares   Amount    Shares Per Share  Amount   Shares    Per Share     Amount

JANUARY 1992
    ISSUANCE OF COMMON
   STOCK FOR CONSULTING                                                            200,000     1.4         $ 20

APRIL 1992
   ISSUANCE OF COMMON
   STOCK FOR CASH                                                                  317,460    2.14           32

MAY 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR SALARIES                                  80,000           $ 800

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL SERVICES                     29,000             290

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR FUTURE RENT                                9,000              90

   ISSUANCE OF SERVICES B PREFERRED
   STOCK FOR FUTURE LEGAL SERVICES                     20,000             200

JUNE 1992
   ISSUANCE OF COMMON STOCK FOR
   CASH INCLUDING 28,064 SHARES
   ISSUED FOR COMMISSION                                                           391,700    2.55           39

   ISSUANCE OF COMMON STOCK
   FOR CASH                                                                        146,333    2.70           15

AUGUST 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL
   SERVICES                                            30,000             300

NOVEMBER/DECEMBER 1992
   ISSUANCE OF COMMON STOCK
   FOR WARRANTS AND CASH (Note 9)                                                  500,000    1.00           50

   ISSUANCE OF COMMON AND
   PREFERRED STOCK FOR WARRANTS                       246,452           2,464    1,483,200    1.00          148

   ISSUANCE OF COMMON STOCK
   FOR PATENT COSTS                                                                 37,065    1.00            3

   AMORTIZATION OF UNEARNED
   COMPENSATION

NET LOSS
                                    ---     ----      -------          ------    ---------               -----
BALANCE DECEMBER 31, 1992           100     $NIL      414,452          $4,144    9,423,675               $ 942
                                    ---     ----      -------          ------    ---------               -----

                               (RESTUBBED TABLE)

                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                                         Paid-in     Development      Unearned
                                         Capital        Stage        Compensation     Total

JANUARY 1992
   ISSUANCE OF COMMON
   STOCK FOR CONSULTING                 $ 287,481                   $(287,501)

APRIL 1992
   ISSUANCE OF COMMON
   STOCK FOR CASH                         899,968                                  $  900,000

MAY 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR SALARIES                     359,200                                     360,000

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL SERVICES        130,210                                     130,500

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR FUTURE RENT                  40,410                     (40,500)

   ISSUANCE OF SERVICES B PREFERRED
   STOCK FOR FUTURE LEGAL SERVICES        89,800                      (9,159)          80,841

JUNE 1992
   ISSUANCE OF COMMON STOCK FOR
   CASH INCLUDING 28,064 SHARES
   ISSUED FOR COMMISSION                 999,961                                    1,000,000

   ISSUANCE OF COMMON STOCK
   FOR CASH                              395,085                                      395,100

AUGUST 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL
   SERVICES                               134,700                                     135,000

NOVEMBER/DECEMBER 1992
   ISSUANCE OF COMMON STOCK
   FOR WARRANTS AND CASH (Note 9)         499,950                                     500,000

   ISSUANCE OF COMMON AND
   PREFERRED STOCK FOR WARRANTS         2,222,188                                   2,224,800

   ISSUANCE OF COMMON STOCK
   FOR PATENT COSTS                        37,062                                      37,065

   AMORTIZATION OF UNEARNED
   COMPENSATION                                                        147,771        147,771

NET LOSS                                              (2,002,795)                   2,002,795)
                                      -----------    -----------    ---------      ----------
BALANCE DECEMBER 31, 1992             $10,016,764    $(5,486,707)   $(189,389)     $4,345,754
                                      -----------    -----------    ---------      ----------

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)


                                         Series A      Series B Preferred Stock            Common Stock
                                      Preferred Stock  ------------------------      ----------------------------
                                      ---------------            Proceeds                     Proceeds
                                    Shares   Amount  Shares Per Share    Amount     Shares    Per Share     Amount
BALANCE, DECEMBER 31, 1992            100     NIL     414,452            $4,144     9,423,675              $ 942

JANUARY, 1993
   ISSUANCE OF COMMON STOCK
   FOR BONUS                                                                            2,000    3.41

   ISSUANCE OF COMMON STOCK
   FOR SERVICES                                                                       100,500    3.41         10

   ISSUANCE OF COMMON STOCK
   FOR FINDERS FEES                                                                     9,000    3.41          1

MARCH, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED                                                        210,000  041.50         21

APRIL, 1993
   ISSUANCE OF COMMON STOCK FOR CASH                                                  565,230  5.80.9.63      57

   ISSUANCE OF COMMON STOCK FOR CASH                                                  100,000    2.75         10

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                                                        13,396    1.42          1

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                                                         4,547    3.00

AUGUST, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED                                                         20,000    1.03          2

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                                                           800    0.75

SEPTEMBER, 1993
   ISSUANCE OF COMMON STOCK FOR CASH                                                  215,000    6.00         22

   AMORTIZATION OF UNEARNED
   COMPENSATION

NET LOSS
                                      ---      ----    -------           ------    ----------             ------
BALANCE, DECEMBER 31,1993             100      $NIL    414,452           $4,144    10,664,148             $1,066
                                      ---      ----    -------           ------    ----------             ------

                               (RESTUBBED TABLE)



                                                         Deficit
                                                       Accumulated
                                        Additional      During the
                                         Paid-In       Development       Unearned
                                         Capital          Stage        Compensation        Total
BALANCE, DECEMBER 31, 1992              $10,016,764    ($5,486,707)      ($189,389)      $4,345,754

JANUARY, 1993
   ISSUANCE OF COMMON STOCK
   FOR BONUS                                  6,825                                           6,825

   ISSUANCE OF COMMON STOCK
   FOR SERVICES                             342,947                                         342,957

   ISSUANCE OF COMMON STOCK
   FOR FINDERS FEES                          30,711                                          30,712

MARCH, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED              312,354                                         312,375

APRIL, 1993
   ISSUANCE OF COMMON STOCK FOR CASH      3,899,027                                       3,899,084

   ISSUANCE OF COMMON STOCK FOR CASH        274,990                                         275,000

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                             19,119                                           19,120

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                              13,692                                          13,692

AUGUST, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED               20,623                                          20,625

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                 600                                             600

SEPTEMBER, 1993
   ISSUANCE OF COMMON STOCK FOR CASH      1,189,978                                       1,190,000

   AMORTIZATION OF UNEARNED
   COMPENSATION                                                          183,419            183,419

NET LOSS                                               ( 2,730,242)                      (2,730,242)
                                        -----------    -----------       -------        -----------
BALANCE, DECEMBER 31,1993               $16,127,630    ($8,216,949)      ($5,970)       $ 7,909,921
                                        -----------    -----------       -------        -----------

See notes to financial statements
                                      F-6

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)


                                              Series A              Series B Preferred Stock           Common Stock
                                           Preferred Stock          ------------------------    ---------------------------
                                         -----------------                Proceeds                       Proceeds
                                         Shares   Amount       Shares Per Share    Amount       Shares   Per Share   Amount
BALANCE, DECEMBER 31, 1993                100     $NIL          414,452            $4,144     10,664,148            $1,066

JANUARY 1994
   ISSUANCE OF COMMON STOCK FOR CASH                                                             200,000   7.88         20

   ISSUANCE OF COMMON STOCK FOR SERVICES                                                           1,000  10.50         --

   ISSUANCE OF COMMON STOCK FOR CASH                                                             250,000   6.40         25

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                                                                              73,500   4.75          7

MARCH
   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                                                                      11,590                 1

   ISSUANCE OF COMMON STOCK FOR BONUS                                                              4,000   7.00          1

   ISSUANCE OF COMMON STOCK FOR SERVICES                                                          31,000   7.00          3

   ISSUANCE OF COMMON STOCK FOR FEES
   STOCK WARRANTS                                                                                 20,000   7.00          2

   AMORTIZATION OF UNEARNED COMPENSATION

APRIL
   ISSUANCE OF COMMON STOCK FOR SERVICES                                                             500

MAY
   ISSUANCE OF COMMON STOCK FOR CASH                                                              50,000   4.88          5

   ISSUANCE OF COMMON STOCK FOR CASH                                                             150,000   4.31         15

   ISSUANCE OF COMMON STOCK FOR CASH                                                             100,000   3.84         10

   ISSUANCE OF COMMON STOCK FOR CASH                                                             100,000   3.75         10

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                                                                              1,000   1.50         --

JUNE
   ISSUANCE OF COMMON STOCK FOR CASH                                                             150,000   4.03         15

   ISSUANCE OF COMMON STOCK FOR CASH                                                             125,000   3.75         13

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                                                                                600   1.50

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                                                                              30,000   0.81          3
                                          ---     ----          -------            -----      ----------            ------
SUB-TOTAL                                 100     $NIL          414,452            $4,144     11,962,338            $1,196
                                          ---     ----          -------            -----      ----------            ------

                               (RESTUBBED TABLE)





                                                                 Deficit
                                                               Accumulated
                                             Additional         During the
                                              Paid-in          Development               Unearned
                                               Capital            Stage                Compensation          Total
BALANCE, DECEMBER 31, 1993                $ 16,127,630      $ (8,216,949)                $(5,970)      $ 7,909,921

JANUARY 1994
   ISSUANCE OF COMMON STOCK FOR CASH         1,574,980                                                   1,575,000

   ISSUANCE OF COMMON STOCK FOR SERVICES        10,500                                                      10,500

   ISSUANCE OF COMMON STOCK FOR CASH         1,381,225                                                   1,381,250

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                           349,993                                                     350,000

MARCH
   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                        (1)

   ISSUANCE OF COMMON STOCK FOR BONUS           27,999                                                      28,000

   ISSUANCE OF COMMON STOCK FOR SERVICES       218,747                                                     218,750

   ISSUANCE OF COMMON STOCK FOR FEES
   STOCK WARRANTS                                   (2)

   AMORTIZATION OF UNEARNED COMPENSATION                                                   5,970             5,970

APRIL
   ISSUANCE OF COMMON STOCK FOR SERVICES

MAY
   ISSUANCE OF COMMON STOCK FOR CASH           243,745                                                     243,750

   ISSUANCE OF COMMON STOCK FOR CASH           646,860                                                     646,875

   ISSUANCE OF COMMON STOCK FOR CASH           364,365                                                     384,375

   ISSUANCE OF COMMON STOCK FOR CASH           374,990                                                     375,000

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                            1,500                                                       1,500

JUNE
   ISSUANCE OF COMMON STOCK FOR CASH           604,485                                                     604,500

   ISSUANCE OF COMMON STOCK FOR CASH           468,737                                                     468,750

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                              900                                                         900

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                            24,372                                                      24,375
                                           -----------       -----------                  ------       -----------
SUB-TOTAL                                  $22,441,025       ($8,216,949)                  $   0       $14,229,416
                                           -----------       -----------                  ------       -----------

See notes to financial statements
                                      F-7

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)



                                         Series A              Series B Preferred Stock                       Common Stock
                                        Preferred Stock        ---------------------------          ------------------------------
                                      ------------------                Proceeds                               Proceeds
                                       Shares   Amount          Shares Per Share    Amount           Shares    Per Share    Amount
SUBTOTAL                               100      NIL             414,452             4,144         11,962,338              1,196

   ISSUANCE OF COMMON STOCK FOR CASH                                                                  45,860    4.59          5

   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                                                                          16,297      --          2

NOVEMBER

   ISSUANCE OF COMMON STOCK FOR CASH                                                                 200,000    4.03         20

   DEFFERED STOCK CONVERTED TO
   COMMON STOCK                                                (  4,306)              ( 43)            4,308        1        43

NET LOSS

                                       ---    -----             -------           --------        ----------             -------
BALANCE, DECEMBER 31, 1994             100    $ NIL             410,144           $  4,101        12,228,803             $ 1,223
                                       ---    -----             -------           --------        ----------             -------

                               (RESTUBBED TABLE)




                                                                      Deficit
                                                                    Accumulated
                                               Additional            During the
                                                Paid-in              Development           Unearned
                                                Capital                 Stage             Compensation       Total
SUBTOTAL                                      22,441,025            ( 8,216,949)                  0        14,229,416

   ISSUANCE OF COMMON STOCK FOR CASH             210,662                                                      210,667

   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                        (  2)

NOVEMBER

   ISSUANCE OF COMMON STOCK FOR CASH             806,230                                                      806,250

   DEFFERED STOCK CONVERTED TO
   COMMON STOCK

NET LOSS                                                             (5,632,283)                           (5,632,263)

                                             -----------           ------------
BALANCE, DECEMBER 31, 1994                   $23,457,958           $(13,849,232)              $   0       $ 9,614,050
                                             -----------           ------------

See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)


                                          Series A          Series B Preferred Stock             Common Stock
                                       Preferred Stock      -------------------------     ----------------------------
                                      -----------------             Proceeds                       Proceeds
                                      Shares     Amount     Shares Per Share    Amount     Shares   Per Share   Amount

BALANCE, DECEMBER 31, 1994            100         NIL       410,144              $4,101   12,228,803            $1,223

MARCH

ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                                                           26,040                 3

APRIL

ISSUANCE OF COMMON STOCK
FOR PREFERRED STOCK                                         (24,162)               (242)      24,162                 2

ISSUANCE OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR                                                            50,000                 5

ISSUANCE OF COMMON STOCK
FOR PROFESSIONAL SERVICES                                                                     53,030                 8

SEPTEMBER

ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                                                           26,755                 3

DECEMBER

CANCELLATION OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR                                                           (50,000)               (5)

NET LOSS
                                      ---         ---       -------              ------   ----------            ------
BALANCE AT DECEMBER 31, 1995          100         NIL       385,982              $3,859   12,388,790            $1,239
                                      ---         ---       -------              ------   ----------            ------
MARCH

ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                                                           16,454                 2
                                                                                          ----------            ------
NET LOSS
                                      ---         ---       -------              ------   ----------            ------
BALANCE AT MARCH 31, 1996             100           0       385,982              $3,859   12,405,244            $1,241
                                      ===         ===       =======              ======   ==========            ======

                               (RESTUBBED TABLE)



                                                            Deficit
                                                          Accumulated
                                         Additional        During the
                                          Paid-in         Development             Unearned
                                          Capital            Stage              Compensation          Total

BALANCE, DECEMBER 31, 1994                $23,457,958    ($13,849,232)                             $ 9,614,050

MARCH

ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                (2)                                                     NIL

APRIL

ISSUANCE OF COMMON STOCK
FOR PREFERRED STOCK                               240

ISSUANCE OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR            124,995                                                  125,000

ISSUANCE OF COMMON STOCK
FOR PROFESSIONAL SERVICES                     540,284                                                  540,292

SEPTEMBER

ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                (3)

DECEMBER

CANCELLATION OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR           (124,995)                                                (125,000)

NET LOSS                                                   (6,471,638)                              (6,471,638)
                                          -----------   -------------                              -----------
BALANCE AT DECEMBER 31, 1995              $23,998,477   ($ 20,320,870)                             $ 3,682,705
                                          -----------   -------------                              -----------
MARCH

ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                (2)
                                          -----------   -------------                              -----------
NET LOSS                                                   (1,791,510)                              (1,791,510)
                                          -----------   -------------                              -----------
BALANCE AT MARCH 31, 1996                 $ 23,998,475  ($ 22,112,380)                             $ 1,891,195
                                          ============  =============                              ===========


See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

COMPARATIVE STATEMENTS OF CASH FLOWS   (Unaudited)
- -------------------------------------------------------------------------------

                                                                                                                For the Period
                                                                                                                  September 9,
                                                                    For the                  For the             1988 (Date of
                                                                   Three Months             Three Months         Incorporation)
                                                                     March 31,                March 31,            to March 31,
                                                                      1995                      1996                 1996
OPERATING ACTIVITIES
  Net loss                                                        $   (922,916)              (1,791,510)            (22,112,380)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                                      18,020                   47,435                 254,487
     Issuance of common stock for services                                --                       --                 1,664,131
     Other noncash operating expenses                                     --                       --                   288,216
     Issuance of preferred stock                                          --                       --                   716,341
     Settlement of legal fees                                             --                       --                   (97,287)
     Provision for allowances on advances                               77,876                     --                   298,426
     Equity in loss of unconsolidated affiliate                        177,811                     --                 2,695,996
     Asset and liability management:
        Prepaid expenses and other current assets                       64,130                  112,584                (259,886)
        Organization costs                                                --                       --                   (52,940)
        Due from related party                                             600                     --                   (10,683)
        Deposits                                                        (1,000)                  (1,882)               (129,403)
        Advances in contemplation of investment                        (77,876)                    --                  (298,426)
        Accounts payable and accrued expenses                          (44,050)                  42,468                 674,835
                                                                    ----------              -----------             -----------
     Net cash used in operating activities                            (707,405)              (1,590,905)            (16,368,573)
                                                                    ----------              -----------             -----------
INVESTING ACTIVITIES:
  Capital expenditures                                                    --                    (16,276)               (381,646)
  Investment in and advances to unconsolidated affiliate                  --                                         (4,703,440)
  Allowance taken on investment in unconsolidated affiliate                                                           2,129,252
  Interest accrued on loan to unconsolidated affiliate                 (22,191)                                        (121,808)
  Licenses                                                                --                       --                   (30,000)
  Proceed of investments held to maturity                           (2,967,460)                    --                10,638,848
  Purchase of investments held to maturity                             887,417               (4,850,672)            (15,489,520)
  Certificate of deposit                                                  (963)                    --                         0
                                                                    ----------               -----------             -----------
   Net cash provided by or (used in) investing activities           (2,103,197)              (4,866,948)             (7,958,314)
                                                                    ----------              -----------             -----------
FINANCING ACTIVITIES
     Proceeds from notes payable                                        --                   10,000,000              10,800,000
     Repayment of notes payable                                         --                         --                (1,122,705)
     Proceeds from issuance of common stock - net                       --                         --                18,617,239
     Proceeds from warrants exercised                                   --                         --                 2,760,612
     Proceeds from stock options exercised                              --                         --                   374,375
     Deferred private placement cost                                    --                     (500,000)               (518,505)
     Deferred public offering costs                                     --                         --                   (50,000)
                                                                   -----------              -----------             -----------


           Net cash provided by financing activities                         0                9,500,000              30,861,016
                                                                    ----------              -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,810,602)               3,042,147               6,534,129

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                        3,712,990                3,491,982                     --
                                                                    ----------              -----------             -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                            $   902,388              $ 6,534,129             $ 6,534,129
                                                                    ==========              ===========             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                           --                  $   135,356             $   137,651
                                                                    ==========              ===========             ===========

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
- ------------------------------------------------------------------------------
A liability of $300,000 has been incurred in connection with the merger of DKY into the Company and has been recorded as a reduction of stockholders' equity.

In March 1990, a $50,000 reduction in accounts payable and increase in additional paid-in capital was recorded to reflect the release of certain obligations in conjunction with the private placement.

In January 1992, the Company issued 200,000 shares of its common stock for consulting services through January 1994.

In May 1992, the Company issued 138,000 shares of Series B preferred stock (valued at $621,000); 109,000 of the shares were issued as compensation for services rendered, and 29,000 shares were for future services and office rental.

In June 1992, the Company issued 28,064 shares of its common stock as payment for services rendered in conjunction with a private placement.

In September 1992, the Company issued 30,000 shares of Series B preferred stock (valued at $135,000) for consulting services.

In January 1993, the Company issued 2,000 shares of its common stock for bonuses. 100,500 shares for services rendered, and 9,000 shares for finder fees.

In January 1994, the Company issued 1,000 shares of its common stock for services rendered.

In March 1994, the Company issued 11,590 shares of its common stock as payment for the dividend on its series B convertible preferred stock, 4,000 shares of its common stock for bonuses, and 31,000 shares of its common stock for services rendered in connection with its private placements.

In March 1994, the Company issued 20,000 shares of its common stock for fees regarding the exercise of the Company's stock warrants.

In April 1994 the Company issued 500 shares for services rendered.

In June 1994, the Company issued 16,297 shares of its common stock as payment for the dividend on its series B convertible preferred stock.

In December 1994, the Company issued 4,308 shares of its common stock for 4,308 shares of its series B convertible preferred stock.

In March 1995, the Company issued 26,040 of its common stock as payment for the dividend on its series B convertible stock.

In April 1995, the Company issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. These shares were canceled by the Company in December, 1995.

In April 1995, the Company issued 24,162 shares of its common stock for 24,162 shares of its series B convertible preferred stock, and 83,030 shares of its common stock for professional services rendered and to be rendered.

In September 1995, the Company issued 26,755 shares of its common stock as payment for the dividend on its series B convertible stock.

In March 1996, the Company issued 16,454 shares of its common stock as payment for the dividend on its series B convertible stock.

See notes to financial statements
                                      F-11

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Projectavision, Inc. (the "Company"), a Delaware corporation, was incorporated on September 9, 1988. The Company has been formed to complete development of a unique proprietary solid state projection television and related video display technology.

         In addition, the Company will seek to identify new high technology and electronic products for consumers and commercial customers. The Company is a development stage enterprise and has generated no revenue from its planned principal operations.

         Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets. The estimated useful service lives of the assets are as follows:

               Furniture, fixtures and equipment      7 years
               Computers and software                 5 years
               Leasehold improvements                 3 years

         Property and equipment are carried at cost. Depreciation and amortization are computed based on economic useful lives using the straight-line method.

         Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

         Investments - The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), upon purchase of debt securities. SFAS 115 requires an enterprise to classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are measured at amortized cost. At December 31, 1994, the Company's investments were classified as held-to-maturity. The fair values of the investments were estimated based on quoted market prices.

         Organization Costs - Organization costs are recorded at cost and amortized on a straight-line basis over five years.

         Research and Development - Costs are expensed as incurred.

         Net Loss Per Share - The cumulative loss per share for the period September 9, 1988 (Date of incorporation) to December 31, 1995 will not agree to the sum of the individual years due to the weighted average of the shares outstanding. Net loss per share is computed based on the number of shares outstanding during the period, as adjusted for reverse splits in February 1990 and on July 17, 1990, and the stock split in March 1992 of the Company's common stock as well as the effect of stock options outstanding prior to August 1, 1990 (consummation date of the public offering), from December 31, 1993 through 1995, the net loss per share calculations are computed based on the weighted average number of shares outstanding.

         Excluded from the computations in each period are warrants, and in 1992, 1993, 1994, and 1995 stock options issued after August 1, 1990, as their effect is antidilutive. Escrowed shares were excluded from each period's computation up until their issuance on August 7, 1991.

         Development Stage - The Company, currently in the development stage, has not yet received revenues from its planned principal operations and has continued to incur losses since its inception. The Company has an accumulated deficit of $22,112,380 as of March 31, 1996, including a loss of $1,791,510 during the quarter ended March 31, 1996. Management of the Company believes that it has sufficient funds to successfully complete its development program and to sustain its operations.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," pursuant to which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating or capital loss or tax credit carryforwards expected to reduce taxes payable in future years.

         Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on its operating results should it elect to make such a change.


2.       MERGER WITH DKY

         In February 1990, an agreement in principle was reached, as a result of which, on July 12, 1990, DKY, Inc. (DKY), the Company's majority stockholder, was merged into the Company. Pursuant to the terms of the agreement, all shares of common stock of DKY were exchanged for an aggregate 3,223.764 shares of the Company's common stock, which gave effect to the July 17, 1990 two-for-three reverse stock split and the March 1992 two-for-one stock split. The equal number of shares of the Company owned by DKY were canceled. Each share of DKY preferred stock (100 shares) was exchanged for one share of the Company's Series A Preferred Stock with a liquidation value of $1,000 per share. In addition, $300,000 was paid to the former stockholders of DKY as additional consideration for their common stock in DKY. Such merger has been treated as if it were a pooling of interests and has been recorded in the financial statements retroactively.


3.       REVENUE

         In October 1989, the Company entered into a firm fixed price contract with the United States Defense Advanced Research Projects Agency (DARPA) to utilize the Company's technology to develop prototype video projectors for potential use with high definition television.

         Under the terms of the contract, the Company received an aggregate of $1,000,000 over a nine-month period beginning October 2, 1989 upon submission of an aggregate of ten technical design and progress reports delineating the work performed.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
3.       REVENUE (Continued)

         The Company recognized contract revenue in accordance with the terms specified by the contract, which requires submission of proper invoices and certification by a DARPA official that all reports have been received and accepted.

         During the year ended December 31, 1989, the Company submitted billings to DARPA totaling $625,000, of which $375,000 was accompanied by completed progress reports and recognized as revenue. During the year ended December 31, 1990, the Company recognized in full and collected the remaining revenue under the DARPA contract.

         In 1993, the Company received $105,000 royalty income from licensing agreements.

         In January, 1995, the Company received $200,000 royalty income from a licensing agreement.


4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On April 13, 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack") pursuant to which the Company has the right to acquire up to 50 percent of Tamarack's common stock representing 37.2 percent of the issued and outstanding voting securities of Tamarack. Under the terms of the agreement, the Company invested $1,000,000 in cash in Tamarack on the date of the agreement and, in July 1993 and October 1993, respectively, invested an additional $2,000,000 in the aggregate in Tamarack. As of March 1994, the Company owns 37.2 percent of the voting stock of Tamarack and has accounted for this investment under the equity method. Market value of the common shares is not readily ascertainable. The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of Tamarack, was $1,883,995. Such amount was being amortized over ten years and is reported in the income statement in Equity in Loss from Unconsolidated Affiliate. Amortization expense related to such goodwill for the fiscal years ended December 31, 1993, 1994, and 1995 was $94,840, $197,884 and
         $148,413 respectively. The Company issued 32,000 shares of common stock (valued at $109,120) for advisory services received in connection with the acquisition.

         In May, 1994 the Company loaned Tamarack $1,500,000 with interest payable at 6 percent such loan is evidenced by a note and is unsecured. The loan is to be repaid from 5 percent of gross revenues or a public offering, whichever comes first, and in any event, not after September 30, 2000. In conjunction with this loan Tamarack issued a warrant for the purchase of common stock at a price of $5.00 per share or the offering price in the event of a qualified offering, whichever comes first. The number of warrant shares is to be determined by dividing the face amount of the loan by the exercise price. The Company is entitled to purchase 1,500,000 shares of common stock of Tamarack at a price of $.01 per share. Such purchase would result in Projectavision obtaining a controlling interest in Tamarack.

         On March 16, 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $60,000 was advanced to Tamarack on August 28, 1995 and $34,240 in October and November of 1995.

         The Company recorded a reserve against their investment in Tamarack of $300,000 at December 31, 1994 and at December 31, 1995 the Company took its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition Tamarack continues to incur losses and its viability to achieve profitable operations is doubtful. The Company has ceased funding of Tamarack's operations.

PROJECTAVISION, INC.
(A Development Stage Company)
- -------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

               The following represents audited summarized financial information of Tamarack at December 31, 1994:

                  9 months ended December 31, 1994:

                      Other income                      $        895,000
                      Costs and expenses                       3,145,000
                                                        ----------------

                      Net loss                          $     (2,250,000)
                                                         ---------------

                  Balance Sheet at December 31, 1994:

                      Current assets                    $        812,000
                      Noncurrent assets                          226,000
                                                        ----------------

                      Total assets                      $      1,038,000
                                                         ===============

                      Current liabilities               $        338,000
                      Other liabilities                        1,508,000
                      Shareholders' deficit                     (808,000)
                                                         ---------------

                      Total liabilities and
                        shareholders deficit            $      1,038,000
                                                         ===============

               The following presents the Company's proportional interest in the audited summarized financial information of Tamarack:

                  9 months ended December 31, 1994:

                      Other income                      $        335,625
                      Costs and expenses                       1,179,375
                                                         ---------------
                      Net loss                          $       (843,750)
                                                         ===============

                  Balance Sheet at December 31, 1994:

                      Current assets                    $        304,500
                      Non-current assets                          84,750
                                                         ---------------

                      Total assets                      $        389,250
                                                        ----------------

                      Current liabilities               $        126,750
                      Other liabilities                          565,500
                      Shareholders' deficit                     (303,000)
                                                         ---------------
                      Total liabilities and
                        shareholders' deficit           $        389,250
                                                         ===============

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

4.             INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

               Tamarack has changed its year-end to conform to that of Projectavision. The following presents unaudited summarized financial information of Tamarack at March 31, 1994:

                  3 months ended March 31, 1994:
                                                           Unaudited
                                                           ---------

                      Other income                      $        572,000
                      Costs and expenses                       1,505,501
                                                         ---------------
                      Net loss                          $       (933,501)
                                                         ===============

               The following presents the Company's proportional interest in the unaudited summarized financial information of Tamarack:
                  3 months ended March 31, 1994:
                                                           Unaudited
                                                           ---------

                      Other income                      $        214,500
                      Costs and expenses                         564,563
                                                         ---------------
                      Net Loss                          $       (350,063)
                                                         ===============

5.             PROVISION FOR ALLOWANCE ON ADVANCES

               The Company has made advances through July 31, 1995 in contemplation of an investment in a high technology company. The president of the Company is related to an individual who is an executive officer and director of Projectavision. Such advances aggregated $298,426 and have been fully reserved for at December 31, 1995.

6.             ASSIGNMENT AGREEMENT

               On March 19, 1990, and officer/stockholder of the Company entered into an assignment agreement with the Company whereby all rights, title and interest to the projection technology were assigned to the Company. The rights, title and interest to the United States patent and foreign patents relating to the projector technology under development by the Company were originally applied for by this officer/stockholder.

7.             EMPLOYMENT AGREEMENTS

               The Company has entered into employment agreements with several officers and directors. Aggregated minimum compensation under these agreements will be $360,000 per year through 1996.

               For the years ended December 31, 1992 and 1993, salary expense aggregated approximately $300,000 to its founders under the various employment agreements. For 1994 and 1995 it was approximately $330,000 and $527,000 respectively.

8.             STOCKHOLDERS' EQUITY

               On February 20, 1990, the Company amended its Certificate of Incorporation, decreasing the authorized stock of the Company to an aggregate of 31,000,000 shares consisting of 30,000,000 shares of common stock with a par value of $.0001 per share and 1,000,000 shares of $.01 par value preferred stock. Of the shares of preferred stock authorized for issuance, 100 shares have been designated as Series A Preferred Stock. Each share of Series A Preferred Stock entitles the stockholder to a liquidation preference of $1,000.

               Also, on February 20, 1990, the Company's Board of Directors declared a reverse split of common stock (one share for 11.34679611 shares) to the stockholders of record on February 20, 1990. On July 17, 1990, the Company effected a two-for-three reverse split of common stock.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8.             STOCKHOLDERS' EQUITY (continued)

               Pursuant to this agreement, the third party may, at any time prior to July 24, 1996, convert all or a portion of the shares of common stock in accordance with the following provisions:

               o If the Company achieves a net worth of at least $10,000,000, all of the shares may be exchanged for $181,000 in cash plus interest accrued at a rate of 10 percent per annum;

               o 20 percent or any multiple thereof of the shares may be exchanged for a royalty interest in the Company's licensing activities. The percentage and maximum amount payable shall be determined by the time period upon which the election to receive a royalty interest is made and is as follows:

                  Election                    Royalty               Maximum
                  to Convert                  Percentage        Amount Payable*

                  Within 12 months              5%              $    500,000
                    13-24 months                4%                   400,000
                    25-36 months                3%                   300,000
                    37-48 months                2%                   200,000
                    49-60 months                1%                   100,000

               *Based on exchange of all the shares of stock

         In addition, 30,000 shares of common stock were issued to the third party as payment for a one-year membership fee in the organization, valued at $25,000.

         During the year ended December 31, 1991, the Company also entered into an agreement with its patent attorneys whereby the attorneys would accept shares of the Company's common stock as payment for legal services rendered. As of December 31, 1995, the Company has issued 89,122 restricted shares at $1.00 per share and 60,878 restricted shares at a substantially higher value. The Company's attorneys do not agree with this higher value and are presently in discussion with the Company to resolve this. The shares have been recorded as a charge to operations and a credit to common stock and additional paid-in capital.

         In January 1992, the Company issued 200,000 shares of common stock to a third party as payment for consulting services for two years through January 1994. The value of the services was based upon the market value of the stock at the time of the contract. In connection with this transaction, the Company has recorded unearned compensation and is amortizing such amount over the two-year period.

         On April 30, 1992, the Company sold 317,460 shares of its common stock in a private placement for $1,000,000 (before deduction of $100,000 in issuance costs).

         On June 26, 1992, the Company received gross proceeds of $1,439,000 for the sale of 538,033 shares of its stock in two private placements. The Company paid $43,900 in cash and issued an additional 28,046 shares of common stock as payment for issuance costs which is included in the above shares incurred in conjunction with the private placements. In connection with one of these private placements, the investor was granted an option to purchase an additional $1,061,000 worth of nonregistered shares of common stock. Such option was exercisable until November 27, 1993.

         In January 1993, the Company issued 2,000 shares of its common stock for bonuses, 100,500 shares for services rendered, and 9,000 shares for finders fees.

         In April 1993, the Company sold 565,230 shares of its common stock in a series of private placements for $4,034,795 (before deduction of $135,711 brokers' fees).

         On April 10, 1993, the Company sold 100,000 shares of its common stock for $275,000. Such sale was under an agreement relating to a private placement made in 1992.

PROJECTAVISION, INC.
(A Development Stage Company)
- -------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

8.       STOCKHOLDERS' EQUITY (Continued)

         On September 9, 1993, the Company sold 10,000 shares of its common stock in a private placement for $60,000.

         On September 13, 1993, the Company sold 175,000 shares of its common stock in a private placement for $1,050,000 (before deduction of $100,000 in brokers' fees).

         On September 24, 1993, the Company sold 30,000 shares of its common stock in a private placement for $180,000.

         On January 12, 1994, the Company received gross proceeds of $1,575,000 in connection with the sale of 200,000 shares of its common stock in a private placement effected pursuant to Regulation S of the Securities Act of 1933, as amended (Registration S). On February 9, 1994, the Company received an additional $1,381,250 of gross proceeds in connection with the sale of 250,000 shares of its common stock pursuant to a private placement effected under Regulation S. In connection with the February private placement, the Company also issued an additional 31,000 shares of its common stock in payment of private placement costs. During May, June, July and November, 1994 the Company received gross proceeds of $3,740,167 in connection with the sale of 920,860 shares of common stock in a series of private placements effected pursuant to Regulation S of the Securities Act of 1993, as amended (Registration S).

         In April, 1995 the Company issued 83,030 shares of common stock for professional services.

         Warrant Incentive Program

         On September 9, 1992, the Company's registration statement on Form S-1 was declared effective by the Securities & Exchange Commission (the Registration Statement). The Registration Statement was filed by the Company in order to induce the exercise of its outstanding Redeemable Warrants (the Warrant Incentive Program). Each of the company's Redeemable Warrants entitles its holder to receive two (2) shares of common stock for each Redeemable Warrant exercised. The exercise price of the Company's Redeemable Warrants is $3.00 per Warrant. The Warrant Incentive Program provided that those holders of the Company's outstanding redeemable Warrants who exercised their Redeemable Warrants within sixty-five (65) days after the effective date of the Registration Statement would receive, in addition to two (2) shares of common stock, one-third (1/3) of one (1) share of the Company's series B Preferred Stock for no additional cost. As of December 31, 1992, 739,386 out of 800,000 Redeemable Warrants were exercised resulting in net proceeds to the Company of approximately $2,218,000. During the year ended December 31, 1993, an additional 37,846 warrants were exercised resulting in net proceeds to the Company of approximately $33,411. For the year ended December 31, 1994 an additional 800 warrants were exercised resulting in net proceeds to the Company of $2,400.

         Preferred Stock

         On April 16, 1992 the Board of Directors authorized the issuance of up to 404,667 shares of nonvoting Series B Convertible Preferred Stock as set forth in a Certificate of Designation and Preferences. In August 1992, the Board of Directors authorized the issuance of another 30,000 shares of Series B Convertible Preferred Stock for future consulting services.

         The Series B Convertible Preferred Stock provides for cumulative annual stock dividends (payable in common shares) of 8 percent of the liquidation value of $5 per share (for a total of $2,173,335 including shares issued on May 15, 1992 as discussed below) to be paid semiannually and is convertible to one share of common stock, subject to adjustment. In 1994, 27,887 shares of common stock were paid as stock dividends on Series B Convertible Preferred Stock. This stock may be redeemed by the Company if certain conditions are met for $1.00 per share.

         All holders of redeemable warrants issued in conjunction with the 1990 initial public offering could receive an additional one-third share of the Series B Convertible Preferred Stock at no additional cost for each redeemable warrant that was exercised under the Warrant Incentive Program.

PROJECTAVISION, INC.
(A Development Stage Company)
- ------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

8.       STOCKHOLDERS' EQUITY (Continued)

         On May 15, 1992, the Company issued 138,000 shares of its Series B Convertible Preferred Stock to various parties, of which 90,000 shares were to officers and directors of the Company. The shares have been recorded at the fair market value of the stock at the date of issuance. The Company issued 109,000 of the shares as compensation for services rendered and 20,000 and 9,000 were issued for future legal services and future office rental, respectively.

         On August 20, 1992, the Company issued 30,000 shares of its Series B Convertible Preferred Stock for future consulting services.

         Future services have been recorded as unearned compensation and are being amortized over the applicable periods.

9.       CONVERTIBLE DEBT

         In February 1996 the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in February 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. Prior to maturity, holders of the convertible debt, after 60 days, may convert up to 50% of their convertible debt to common stock of the Company (no conversions may be made prior to 60 days). After 90 days, holders of the convertible debt may convert up to all of their convertible debt into common stock of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion.

10.      STOCK OPTION PLANS

         Non-qualified Option Plan - The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant.

         The following is a summary of non-qualified option plan activity for the four years ended December 31, 1995:

               OUTSTANDING AT JANUARY 1, 1993                         1,036,666

                  Canceled                                             (266,666)
                  Granted                        $5.38 - $9.25          758,333
                  Expired                                                    --
                  Exercised                       $.40 - $5.00         (230,000)
                                                                     ----------

               OUTSTANDING AT DECEMBER 31, 1993                       1,298,333

                  Granted                        $5.375               1,260,500
                  Expired                                                    --
                  Canceled                                                   --
                  Exercised                      $.81 - 4.76           (103,500)
                                                                     ----------

               OUTSTANDING AT DECEMBER 31, 1994                       2,455,333
                                                                     ----------

                  Granted                        $1.875 - 4.38           68,000
                  Expired                                                   --
                  Canceled                                             (312,500)
                  Exercised                                                  --
               OUTSTANDING AT DECEMBER 31, 1995                       2,210,833
                                                                      =========
                                      F-19

PROJECTAVISION, INC.
(A Development Stage Company)
- ------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
 10.     STOCK OPTION PLANS (continued)

         Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase 1,000,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject to such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of March 31, 1996, no options have been granted under the Plan.


11.      MARKETING AGREEMENT

         On June 1, 1990, the Company entered into an agreement under which it granted the rights to a third party entity to serve as the exclusive marketing and distribution agent for the projector and the Company's technology to the Federal government market. The agreement may be terminated upon thirty days' written notice from either party.

12.      RELATED PARTY TRANSACTIONS

         The Company subleased from a stockholder, on a month-to-month basis, approximately 700 square feet of office space for $1,900 per month. Rent expense under this agreement aggregated approximately $15,000 and $10,000 for the years ended December 31, 1990 and 1989, respectively.

         In 1989 other advances totaling $10,833 were made to a principal stockholder of DKY and were outstanding at December 31, 1995.


13.      INCOME TAXES

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was not material.

         SFAS No. 109 provides for the recognition of deferred tax assets and liabilities for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating and capital loss carryforwards.

         As of December 31, 1994 and 1995, the composition of the Company's net deferred taxes was as follows:

                                                  1994                 1995
                                                  ----                 ----

               Deferred tax assets          $   4,261,000        $   6,801,000
               Less valuation allowance        (4,261,000)          (6,801,000)
                                                ---------            ---------
               Net                          $          --        $          --
                                                =========            =========

         Deferred tax assets principally result from the availability of net operating and capital loss carryforwards to offset income earned in future years. The offsetting valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized.

         At December 31, 1995, the Company had tax net operating and capital loss carryforwards of approximately $15,400,000, which expire in the years 2003 through 2010. The utilization of tax net operating and capital losses may be subject to certain limitations.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
14.      COMMITMENTS AND CONTINGENCIES

         The Company has agreed to indemnify a stockholder of the Company in connection with any costs he may incur as a result of becoming a stockholder for an amount not to exceed $350,000, plus related expenses.

         On March 29, 1993, the Company entered into a non-exclusive license with Matsushita Electric Industrial Co. Ltd. (Matsushita) pursuant to which the Company granted to Matsushita the right to use the Company's patented depixelization technology (as defined) in connection with the manufacturing and marketing of an advanced tubeless television system in the United States. The license is coterminus with the life of the patents and patent applications relating to the proprietary rights underlying the license.

         On September 4, 1993, the Company entered into a non-exclusive, non-transferable license under any applicable world patents with CMC Magnetics Corporation (CMC) pursuant to which the Company granted to CMC, the following rights:

         -- the right to use the technology and information in connection with CMC's manufacture, assembly, marketing and sale of licensed products;

         -- the right to convey to CMC's customers with respect to licensed products sold to customers, rights to use licensed products in the form sold; and

         --     the right to grant sublicenses to the affiliates.

         The Company canceled the license to CMC Magnetics on May 2, 1995.

         On November 18, 1994 the Company entered into a non exclusive, non-transferable license without a right to sublicense, except to related companies, with Samsung Electronics Co. pursuant to which the Company gave to Samsung the right to use the Company's patented depixelization technology (as defined) in connection with the manufacturing and marketing of LCD projectors. The license is co-terminus with the life of the patents and patent applications relating to the proprietary rights underlying the license.

         The Company entered into a sublease agreement for new premises which commenced on December 28, 1993 and expires on January 30, 1996. Upon the expiration of the sublease agreement, a lease agreement commences for a two year period. The future minimum rental commitments as of December 31, 1995 are as follows:

                  Year             Amount
                  ----             ------

                  1996            $ 253,112
                  1997              257,554
                  1998               21,462
                                  ---------
                                  $ 532,128
                                  =========

         Rent expense for the years ended December 31, 1994 and 1995 were $201,608 and $204,832 respectively.

         In August, 1994 a legal action was brought against the Company and various other parties by several former employees and a former consultant of Tamarack. The complaint alleged wrongful termination of employment and related charges. This complaint was settled in February, 1996 at no cost to the Company.

         In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by a former officer and employee of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

14.      COMMITMENTS AND CONTINGENCIES (Continued)

         In June and August 1995 the Company was served with class action law suits, which have now been consolidated, alleging various federal securities laws violations primarily in connection with the Company's public disclosures.

         In all of the above actions, the Company's management, based upon discussions with counsel, believe that they have a meritorious defense against these claims and intend a vigorous defense against these claims. The Company's management believes that the outcome of these matters will not have a material adverse effect on its financial position or results of operations.

         The Company is in discussion with one of its attorneys regarding settlement of certain legal fees. In the opinion of the Company's management based on discussion with counsel the outcome of such discussions will not have a material effect on the Company's financial statement.

         Settlements, if any, which may arise from the above matters, have not been accrued in the financial statements as the final disposition of these matters is uncertain at this time.

         In the fourth quarter of 1995 the Company deemed its investment and advances to Tamarack worthless (see Note 4) and provided a reserve of $2,129,252 to bring its investment to zero.

         The Company during the year ended December 31, 1995 recorded prepaid legal fees of $545,000. During the fourth quarter of 1995 the Company determined such prepaid legal fees had no future value and charged such against income.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Liquidity and Capital Resources

     As of March 31, 1996, the Company had working capital of $11,079,192. To date, the Company has funded its operations primarily from sales of capital stock. In February, 1996, the Company did complete a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon an annual interest rate of 8%. The debt matures in three (3) years, at which time any convertible debt then outstanding is to be repaid by the Company in cash or common stock, at the sole option of the Company.

     The debt is convertible into the Company's Common Stock in whole or in part, at the option of the investor, at any time during the three year life of the debt, but not before 60 days (with respect to 50% of the debt) or 90 days (with respect to the entire debt) after the date of the investment. All conversions into Common Stock are at a 25% discount to the then-present price of the Company's Common Stock at the time of conversion.

     The Company intends to use the proceeds from this offering principally in connection with the commencement of the production and introduction of its Chameleon projector. The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Chameleon. All of the debt received in this offering was raised from institutional investors located in Belgium, Canada, Israel, Saudi Arabia, Singapore, Switzerland and England.

     As of December 31, 1995 and December 31, 1994, the Company had working capital of $3,341,425 and $6,659,132 respectively. The Company has funded its operations primarily from sales of capital stock, although the Company did not sell any securities during 1995. In January, 1994 the Company effected a private placement pursuant to foreign investors in the aggregate amount of 450,000 shares of the Company's Common Stock resulting in aggregate net proceeds to the Company of $2,956,250. In the second quarter of 1994, the Company also sold an aggregate of 720,860 shares of Common Stock to foreign investors in a private placement resulting in aggregate gross proceeds to the Company of $2,933,917. In November, 1994 the Company effected a private placement to a foreign investors for 200,000 shares, resulting in net proceeds to the Company of $806,250. In 1994, the Company also extended a $1,500,000 loan to its non-consolidated subsidiary, Tamarack, and in connection therewith has reserved $300,000 of this loan on its financial statements.

     As of December 31, 1993, the Company had working capital of $5,181,003. The Company has funded its operations primarily from sales of capital stock and the exercise of its publicly traded Redeemable Warrants. In April of 1993, the Company sold 262,500 shares of its Common Stock in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D") and received gross proceeds therefrom of $1,522,000. In April of 1993, the Company effected a private placement pursuant to a Far Eastern investor in the amount of 60,000 shares of Common Stock for which the Company received gross proceeds of $577,875. The Company also effected two other private placements to two different groups of European investors in April of 1993 for 158,730 shares of Common stock and 84,000 shares of Common Stock, respectively, resulting in gross proceeds to the Company of $1,125,396 and $809,025, respectively. Also, in April of 1993, a Hong Kong based entity that purchased 146,33 shares of the Company's Common Stock in a private placement in June of 1992 (and was granted an option in connection therewith until December 27, 1993, to purchase up to 1,061,000 non-registered shares of the Company's Common Stock) purchased an additional 100,000 shares of the Company's Common Stock resulting in gross proceeds to the Company of $275,000. In September of 1993, the Company effected a private placement pursuant to Regulation D to a single institution, a private placement pursuant to Regulation D to a sole investor, and a private placement to a Middle Eastern investor for 175,000, 30,000 and 10,000 shares of the Company's Common Stock, respectively. These three private placements resulted in gross proceeds to the Company of $1,050,000, $180,000 and $60,000, respectively.

     The Company is in the development stage and, to date, its sole revenues have been $1,305,000. Of such revenues, $1,000,000 were derived from DARPA to develop certain projection technology for use in a high definition television projector and the balance, $305,000, from licensing agreements. The Company has substantially completed research and development with respect to the Chameleon and the Projector, and, consequently, the Company does not presently anticipate that any significant expenditure of funds for research and development is necessary in order to complete the Chameleon and the Projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system. The Company is also expending research efforts in connection with testing the feasibility of the Company's thin screen. In addition, due to the inability of the Company's affiliate, Tamarack Storage Devices, Inc., to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company determined in the fourth quarter of 1995 to record a reserve of approximately $2,100,000 against its entire interest in Tamarack.

     Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $22,100,000 from its inception to March 31, 1996. The Company has continued to incur losses since March 31, 1996.

     As of March 31, 1995, the Company had available for Federal income tax purposes net operating and capital loss carry- forwards of approximately $15,000,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

Results of Operations

     January 1, 1993 to December 31, 1993
     ------------------------------------

     The Company had revenues of $105,000 for the twelve month period ended December 31, 1993, all of which was from licensing agreements. During this period, the Company incurred cash expenses of $2,111,933. The Company also incurred non-cash expenses of $380,494 during this period relating to the issuance of stock for services incurred for salaries paid or payable to officers and employees of, and consultants to, the Company as compensation for services rendered to the Company.

     January 1, 1994 to December 31, 1994
     ------------------------------------

     The Company has no revenue for the twelve months ended December 31, 1994. The Company incurred cash expenses of $3, 843,063. The Company also incurred non-cash expenses of $257,250 during this period relating to the issuance of stock for services incurred for salaries paid or payable to officers and employees of, and consultants to, the Company as compensation for services rendered to the Company. The Company also recorded its proportional share of the loss of Tamarack of $1,691,697.

     January 1, 1995 to December 31, 1995
     ------------------------------------

     The Company had revenues of $200,000 for the twelve month period ended December 31, 1995, all of which was form licensing agreements. During this period, the Company incurred cash expenses of $3,873,607. The Company also incurred non-cash expenses of $3,160,138 during this period relating to the issuance of stock for services incurred for salaries paid or payable to officers and employees of, and consultants to, the Company as compensation for services rendered to the Company, and the aforementioned reserved of the Company's interest in its affiliate, Tamarack Storage Devices, Inc.

     January 1, 1996 to March 31, 1996
     ---------------------------------

     The Company had no revenue for the quarter ended March 31, 1996. The operating expenses for this period totaled $1,718,432, which included $325,717 for research and development and $424,692 for salaries paid or payable to officer and employees of the Company.

     Ratio of Earnings to Combined Fixed Charges and Preferred Stock
     ---------------------------------------------------------------

     The Company incurred fixed interest expenses of $2,043, $2,295 and $0 for the years ended December 31, 1993, December 31, 1994 and December 31, 1995, respectively. Earnings in these years were insufficient to cover these fixed charges resulting in a deficiency of $2,044, $2,295 and $0 for 1993, 1994 and 1995, respectively. The 100 shares of Series A Preferred Stock do not pay dividends. The Series B Preferred Stock, none of which was outstanding in 1990 or 1991, only pays dividends in Common Stock.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                             PROJECTAVISION, INC.



                                     By:     /s/ Marvin Maslow
                                             ------------------------------
                                             Marvin Maslow, Chief Executive
                                             Officer and Chairman of the
                                             Board of Directors



                                     By:     /s/ Jules Zimmerman
                                             ------------------------------
                                             Jules Zimmerman, Chief
                                             Financial Officer



Dated:  May 15, 1996