Form 10-Q
period 1996-06-30
PROJECTAVISION INC
filed 1996-08-14
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996.
                      --------------

Commission File Number 33-33997
                       --------


                               Projectavision Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                  13-3499909
     --------                                 -------------
(State or other jurisdiction of             (I.R.S.  Employer
incorporation or organization)              Identification No.)

                  Two Penn Plaza, Suite 640, New York, NY 10121
               ---------------------------------------------------
               (Address of Principal Executive Offices) (zip code)

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

Yes      X       No
      -------       -------

As of June 30, 1996, there were 13,891,664 shares of the Registrant's common stock outstanding.

                              PROJECTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
Item 1.      Financial Statements

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

             Statements of Stockholders' Equity (Unaudited)            F-4

             Comparative Statement of Cash Flows (Unaudited)          F-10

             Notes to Financial Statements (Unaudited)                F-11


Item 2.      Management's Discussion and Analysis of                  F-23
               Financial Condition and Results
               of Operations



             SIGNATURES

PROJECTAVISION, INC.
(A Development Stage Company
COMPARATIVE BALANCE SHEETS
DECEMBER 31, 1995 AND JUNE 30, 1996
- -------------------------------------------------------------------------------


                                                                                                                        (Unaudited)
                                                                                                 December 31,             June 30,
                                                                                                    1995                    1996
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                                           $  3,491,982          $   7,590,208
   Investments-held to maturity (Notes 1 and 5)                                                        -                  4,896,983
   Due from related parties (Notes 6 and 12)                                                          10,683                 10,683
   Other current assets                                                                              324,470                137,396
                                                                                                ------------           ------------
            Total Current Assets                                                                   3,827,135             12,635,270
                                                                                                ------------           ------------

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE (Note 4)                                        -                        -

PROPERTY AND EQUIPMENT (Note 1):
   Furniture, fixtures and equipment                                                                  68,421                 68,422
   Computers and software                                                                            116,155                184,610
   Tooling                                                                                                 0              1,154,030
   Leasehold improvements                                                                            180,795                185,030
                                                                                                ------------           ------------
                                                                                                     365,371              1,592,092
Less:  Accumulated depreciation                                                                      151,612                193,916
                                                                                                ------------           ------------
   Property and equipment, net                                                                       213,759              1,398,176

OTHER ASSETS:
   Deposits                                                                                          127,521                107,940
   referred Commission                                                                                    --                120,556
                                                                                                ------------           ------------

           TOTAL ASSETS                                                                         $  4,168,415           $ 14,261,942

                                                                                                ============           ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        $    485,710           $  1,124,497
                                                                                                ------------           ------------
       Total Current Liabilities                                                                     485,710              1,124,497
                                                                                                ------------           ------------

LONG-TERM CONVERTIBLE DEBT
     8% Debentures Due January 31, 1999
                                                                                                       -                  2,800,000
                                                                                                ------------           ------------
       Total Liabilities                                                                             485,710              3,924,497
                                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 14)                                                                -                      -

STOCKHOLDERS' EQUITY (Notes 9 and 10)
   Preferred  stock  $.01 par  value -  1,000,000  shares  authorized;  Series A
      Preferred Stock, 100 shares outstanding ($100,000 liquidation preference)
      Series B Preferred Stock, 414,452 and 385,982 shares outstanding in 1994 and 1995                  NIL                   NIL
      respectively (liquidation preference $1,929,920 plus accrued and unpaid interest);               3,859                  3,859
       Series C Preferred Stock, $.001 Par Value-1,000,000 shares
      Authorized; 7,500 shares issued; ($100,000 liquidation preference)                               -                          8
   Common stock $.0001 par value - 30,000,000 shares authorized; 12,228,803
      and 12,388,7790 issued and outstanding in 1994 and 1995 respectively                             1,239                  1,389
   Additional paid-in capital                                                                     23,998,477             33,854,444
   Deficit accumulated during the development stage                                              (20,320,870)           (23,522,255)
                                                                                                ------------           ------------
     Total Stockholders' Equity                                                                    3,682,705             10,337,445
                                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  4,168,415           $ 14,261,942
                                                                                                ============           ============

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
- -------------------------------------------------------------------------------


                                                                                                                     For the Period
                                                                                                                      September 9,
                                                For the Three    For the Three      For the Six       For the Six    1988 (Date of
                                                Months Ended      Months Ended     Months Ended      Months Ended    Incorporation)
                                                June 30, 1995    June 30, 1996    June 30, 1995     June 30, 1996   to June 30, 1996
REVENUE (Note 3)                                       -                 -        $    200,000            -         $   1,305,000
                                                ------------       -----------    ------------        ----------    -------------
OPERATING EXPENSES

    General and Administrative                       269,461          474,982          770,432         1,094,207        8,283,837
    Salaries                                         282,691          245,068          505,608           669,760        4,229,329
    Legal fees (Notes 8 and 14)                      115,772          187,623          191,607           440,828        2,460,977
    Amortization and depreciation (Note 1)            18,112          374,313           36,131           421,748          628,798
    Research and development
         (Notes 1 and 8)                              63,604          (37,138)         156,697           312,354        3,734,277
    Patent expense (Note 8)                          123,743          113,701          176,458           138,084        1,216,502
    License                                            6,667             -              16,667             -               46,667
                                                ------------       -----------    ------------        ----------    -------------

Total Operating Expenses                             880,050        1,358,549        1,853,600         3,076,981       20,600,387
                                                ------------       -----------    ------------        ----------    -------------

LOSS FROM OPERATIONS                                (880,050)      (1,358,549)      (1,653,600)       (3,076,981)     (19,295,387)
                                                ------------       -----------    ------------        ----------    -------------

OTHER INCOME (EXPENSE)
    Provision for allowances on advances
      (Notes 5 and 11)                               (35,300)         (40,049)        (131,176)          (58,149)        (356,575)
    Interest income                                   95,316          127,082          201,638           207,460        1,255,341
    Interest expense                                       -         (138,359)           -              (273,715)        (300,385)
                                                ------------       -----------    ------------        ----------    -------------
Other Income - Net                                    60,016          (51,326)          88,462          (124,404)         598,381
                                                ------------       -----------    ------------        ----------    -------------

LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                          (820,032)      (1,409,875)      (1,565,138)       (3,201,385)     (18,697,006)


EQUITY IN LOSS OF UNCON-
SOLIDATED AFFILIATE (Note 4)                        (165,907)               0         (388,347)            -           (4,825,249)
                                                ------------       -----------    ------------        ----------    -------------
NET LOSS                                         $  (985,939)    $ (1,409,875)    $ (1,953,485)    $  (3,201,385)   $ (23,522,255)
                                                ------------       -----------    ------------        ----------    -------------

NET LOSS PER SHARE                               $  (    .08)    $ (      .14)    $ (      .16)    $  (      .25)   $ (      2.78)
                                                ------------       -----------    ------------        ----------    -------------
AVERAGE NUMBER OF SHARES
OUTSTANDING (Note 1)                              11,663,089       13,897,347       12,514,861        13,097,392        8,466,565
                                                ------------       -----------    ------------        ----------    -------------

See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- ------------------------------------------------------------------------------

                                           Series A            Series B Preferred Stock                   Common Stock
                                        Preferred Stock       -----------------------------     --------------------------------
                                      ------------------                Proceeds                            Proceeds
                                      Shares      Amount      Shares    Per Share    Amount     Shares      Per Share     Amount
OCTOBER 1988
   ISSUANCE OF COMMON STOCK                                                                    3,849,544     $ .00002     $ 106
   TO FOUNDERS FOR CASH

NOVEMBER 1988
   ISSUANCE OF COMMON STOCK                                                                       98,706      1.01          289
   TO INVESTORS FOR CASH

MERGER WITH DKY, INC.:
   Issuance of preferred stock         100         $NIL
   Distribution to DKY stockholders
   Additional paid-in capital

   NET LOSS
                                       ---         ----        ---         ----
BALANCE, DECEMBER 31, 1988             100          NIL                                        3,948,250      1.32          395

FEBRUARY 1989
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH
   (Net of private placement costs)                                                              518,416      1.32           52

   NET LOSS
                                       ---        ----         ---         ----                ---------                   ----
BALANCE, DECEMBER 31, 1989             100         NIL                                         4,466,666                    447


   REVERSAL OF ACCRUAL FOR
      PRIVATE PLACEMENT COSTS

JULY 1990
   INITIAL PUBLIC OFFERING
   (Net of public offering costs)                                                              1,600,000      1.86          160

NET LOSS
                                       ---        ----         ---         ----                ---------                   ----

BALANCE, DECEMBER 31, 1990             100         NIL                                         6,066,666                    607

   ISSUANCE OF COMMON STOCK FOR
      RESEARCH AND DEVELOPMENT                                                                   146,000      1.24           15

  ISSUANCE OF COMMON STOCK FOR
      MEMBERSHIP FEE                                                                              30,000       .83            2

   ISSUANCE OF COMMON STOCK FOR
      PATENT COSTS                                                                               105,251      1.00           10

   NET LOSS
                                       ---        ----         ---         ----                ---------                   ----
BALANCE, DECEMBER 31, 1991             100       $ NIL                                          6,347,91                  $ 635
                                       ---        ----         ---         ----                ---------                   ----



                                                                              Deficit
                                                                            Accumulated
                                                   Additional                During the
                                                    Paid-In                 Development            Unearned
                                                    Capital                    Stage             Compensation           Total

OCTOBER 1988
   ISSUANCE OF COMMON STOCK                      $                          $                                       $       106
   TO FOUNDERS FOR CASH

NOVEMBER 1988
   ISSUANCE OF COMMON STOCK                          99,771                                                             100,000
   TO INVESTORS FOR CASH

MERGER WITH DKY, INC.:
   Issuance of preferred stock                     (300,000)                                                           (300,000)
   Distribution to DKY stockholders                 100,900                                                             100,900
   Additional paid-in capital

  NET LOSS                                                                    (257,443)                                (257,443)
                                                                            ----------                               ----------
BALANCE, DECEMBER 31, 1988                          (99,389)                                                           (356,437)

FEBRUARY 1989
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH                            681,443                                                             681,495
   (Net of private placement costs)

   NET LOSS                                                                   (589,653)                                (589,653)
                                                  ---------                 ----------                               ----------
BALANCE, DECEMBER 31, 1989                          582,054                   (847,096)                                (264,595)


   REVERSAL OF ACCRUAL FOR
      PRIVATE PLACEMENT COSTS                        50,000                                                              50,000

JULY 1990
   INITIAL PUBLIC OFFERING
   (Net of public offering costs)                 2,977,472                                                           2,977,632

NET LOSS                                                                    (1,019,315)                              (1,019,315)
                                                  ---------                                                           ---------
BALANCE, DECEMBER 31, 1990                        3,609,526                 (1,866,411)                               1,743,722

   ISSUANCE OF COMMON STOCK FOR
      RESEARCH AND DEVELOPMENT                      180,985                                                             181,000

   ISSUANCE OF COMMON STOCK FOR
      MEMBERSHIP FEE                                 24,997                                                              25,000

   ISSUANCE OF COMMON STOCK FOR
      PATENT COSTS                                  105,241                                                             105,251

   NET LOSS                                                                 (1,617,501)                              (1,617,501)
                                                 ----------                -----------              ---              ----------
BALANCE, DECEMBER 31, 1991                       $3,920,749                $(3,483,912)             $ 0              $  437,472
                                                 ----------                -----------              ---              ----------

See notes to financial statements.

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- -------------------------------------------------------------------------------


                                           Series A            Series B Preferred Stock                   Common Stock
                                        Preferred Stock       -----------------------------     --------------------------------
                                      ------------------                Proceeds                            Proceeds
                                      Shares      Amount      Shares    Per Share    Amount     Shares      Per Share     Amount
JANUARY 1992
   ISSUANCE OF COMMON
   STOCK FOR CONSULTING                                                                        200,000          1.4        $ 20

APRIL 1992
   ISSUANCE OF COMMON
   STOCK FOR CASH                                                                              317,460          2.14         32

MAY 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR SALARIES                                        80,000                   $ 800

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL SERVICES                           29,000                     290

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR FUTURE RENT                                      9,000                      90

   ISSUANCE OF SERVICES B PREFERRED
   STOCK FOR FUTURE LEGAL SERVICES                           20,000                     200

JUNE 1992
   ISSUANCE OF COMMON STOCK FOR
   CASH INCLUDING 28,064 SHARES
   ISSUED FOR COMMISSION                                                                       391,700          2.55         39

   ISSUANCE OF COMMON STOCK
   FOR CASH                                                                                    146,333          2.70         15

AUGUST 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL
   SERVICES                                                   30,000                    300

NOVEMBER/DECEMBER 1992
   ISSUANCE OF COMMON STOCK
   FOR WARRANTS AND CASH (Note 9)                                                              500,000          1.00         50

   ISSUANCE OF COMMON AND
   PREFERRED STOCK FOR WARRANTS                              246,452                  2,464  1,483,200          1.00        148

   ISSUANCE OF COMMON STOCK
   FOR PATENT COSTS                                                                             37,065          1.00          3

   AMORTIZATION OF UNEARNED
   COMPENSATION

NET LOSS
                                      ---       ----         -------                 ------  ---------                    -----
BALANCE DECEMBER 31, 1992             100       $NIL         414,452                 $4,144  9,423,675                    $ 942
                                      ---       ----         -------                 ------  ---------                    -----


                                                                              Deficit
                                                                            Accumulated
                                                   Additional                During the
                                                    Paid-In                 Development            Unearned
                                                    Capital                    Stage             Compensation           Total

JANUARY 1992
   ISSUANCE OF COMMON
   STOCK FOR CONSULTING                            $ 287,481                                       $(287,501)

APRIL 1992
   ISSUANCE OF COMMON
   STOCK FOR CASH                                    899,968                                                         $   900,000

MAY 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR SALARIES                                359,200                                                             360,000

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL SERVICES                   130,210                                                             130,500

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR FUTURE RENT                              40,410                                         (40,500)

   ISSUANCE OF SERVICES B PREFERRED
   STOCK FOR FUTURE LEGAL SERVICES                    89,800                                          (9,159)             80,841

JUNE 1992
   ISSUANCE OF COMMON STOCK FOR
   CASH INCLUDING 28,064 SHARES
   ISSUED FOR COMMISSION                             999,961                                                           1,000,000

   ISSUANCE OF COMMON STOCK
   FOR CASH                                          395,085                                                             395,100

AUGUST 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL
   SERVICES                                          134,700                                                             135,000


NOVEMBER/DECEMBER 1992
   ISSUANCE OF COMMON STOCK
   FOR WARRANTS AND CASH (Note 9)                    499,950                                                             500,000

   ISSUANCE OF COMMON AND
   PREFERRED STOCK FOR WARRANTS                    2,222,188                                                           2,224,800

   ISSUANCE OF COMMON STOCK
   FOR PATENT COSTS                                   37,062                                                              37,065

   AMORTIZATION OF UNEARNED
   COMPENSATION                                                                                      147,771             147,771

NET LOSS                                                                  (2,002,795)                                 (2,002,795)
                                                 -----------             -----------              ---------           ----------
BALANCE DECEMBER 31, 1992                        $10,016,764             $(5,486,707)             $ (189,389)         $4,345,754
                                                 -----------             -----------              ---------           ----------

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- ------------------------------------------------------------------------------

                                           Series A            Series B Preferred Stock                   Common Stock
                                        Preferred Stock       -----------------------------     --------------------------------
                                      ------------------                Proceeds                            Proceeds
                                      Shares      Amount      Shares    Per Share    Amount     Shares      Per Share     Amount
BALANCE, DECEMBER 31, 1992             100         NIL       414,452                $4,144    9,423,675                    $942

JANUARY, 1993
   ISSUANCE OF COMMON STOCK
   FOR BONUS                                                                                      2,000        3.41

   ISSUANCE OF COMMON STOCK
   FOR SERVICES                                                                                 100,500        3.41          10

   ISSUANCE OF COMMON STOCK
   FOR FINDERS FEES                                                                               9,000        3.41           1

MARCH, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED                                                                  210,000      041.50          21

APRIL, 1993
   ISSUANCE OF COMMON STOCK FOR CASH                                                            565,230     5.80.9.63        57

   ISSUANCE OF COMMON STOCK FOR CASH                                                            100,000        2.75          10

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                                                                  13,396        1.42           1

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                                                                   4,547        3.00

AUGUST, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED                                                                   20,000        1.03           2

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                                                                     800        0.75

SEPTEMBER, 1993
   ISSUANCE OF COMMON STOCK FOR CASH                                                            215,000        6.00          22

   AMORTIZATION OF UNEARNED
   COMPENSATION

NET LOSS
                                       ---        ----       -------                ------   ----------                  ------
BALANCE, DECEMBER 31,1993              100        $NIL       414,452                $4,144   10,664,148                  $1,066
                                       ---        ----       -------                ------   ----------                  ------



                                                                              Deficit
                                                                            Accumulated
                                                   Additional                During the
                                                    Paid-In                 Development            Unearned
                                                    Capital                    Stage             Compensation           Total

BALANCE, DECEMBER 31, 1992                         $10,016,764              ($5,486,707)          ($189,389)         $4,345,754

JANUARY, 1993
   ISSUANCE OF COMMON STOCK
   FOR BONUS                                             6,825                                                            6,825

   ISSUANCE OF COMMON STOCK
   FOR SERVICES                                        342,947                                                          342,957

   ISSUANCE OF COMMON STOCK
   FOR FINDERS FEES                                     30,711                                                           30,712

MARCH, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED                         312,354                                                          312,375

APRIL, 1993
   ISSUANCE OF COMMON STOCK FOR CASH                 3,899,027                                                        3,899,084

   ISSUANCE OF COMMON STOCK FOR CASH                   274,990                                                          275,000

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                         19,119                                                           19,120

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                         13,692                                                           13,692

AUGUST, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED                          20,623                                                           20,625

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                                            600                                                              600

SEPTEMBER, 1993
   ISSUANCE OF COMMON STOCK FOR CASH                 1,189,978                                                        1,190,000

   AMORTIZATION OF UNEARNED
   COMPENSATION                                        183,419                                      183,419

NET LOSS                                           ( 2,730,242)                                                      (2,730,242)
                                                   -----------               ----------              ------         -----------
BALANCE, DECEMBER 31,1993                          $16,127,630              ($8,216,949)            ($5,970)        $ 7,909,921
                                                   -----------               ----------              ------         -----------

See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- -------------------------------------------------------------------------------

                                           Series A            Series B Preferred Stock                   Common Stock
                                        Preferred Stock       -----------------------------     --------------------------------
                                      ------------------                Proceeds                            Proceeds
                                      Shares      Amount      Shares   Per Share    Amount     Shares      Per Share     Amount
BALANCE, DECEMBER 31, 1993             100        $NIL       414,452                 $4,144   10,664,148                  $1,066

JANUARY 1994
   ISSUANCE OF COMMON STOCK FOR CASH                                                             200,000      7.8             20

   ISSUANCE OF COMMON STOCK FOR SERVICES                                                           1,000     10.50             -

   ISSUANCE OF COMMON STOCK FOR CASH                                                             250,000      6.40            25

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                                                                              73,500      4.75             7

MARCH
   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                                                                      11,590                       1

   ISSUANCE OF COMMON STOCK FOR BONUS                                                              4,000      7.00             1

   ISSUANCE OF COMMON STOCK FOR SERVICES                                                          31,000      7.00             3

   ISSUANCE OF COMMON STOCK FOR FEES
   STOCK WARRANTS                                                                                 20,000      7.00             2

   AMORTIZATION OF UNEARNED COMPENSATION

APRIL
   ISSUANCE OF COMMON STOCK FOR SERVICES                                                             500

MAY
   ISSUANCE OF COMMON STOCK FOR CASH                                                              50,000      4.88             5

   ISSUANCE OF COMMON STOCK FOR CASH                                                             150,000      4.31            15

   ISSUANCE OF COMMON STOCK FOR CASH                                                             100,000      3.84            10

   ISSUANCE OF COMMON STOCK FOR CASH                                                             100,000      3.75            10

  ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                                                                              1,000      1.50             -

JUNE
   ISSUANCE OF COMMON STOCK FOR CASH                                                             150,000      4.03            15

   ISSUANCE OF COMMON STOCK FOR CASH                                                             125,000      3.75            13

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                                                                                600      1.50

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                                                                              30,000      0.81             3
                                       ---        ----       -------                 ------   ----------                  ------
SUB TOTAL                              100        $NIL       414,452                 $4,144   11,962,338                  $1,196
                                       ---        ----       -------                 ------   ----------                  ------


                                                                              Deficit
                                                                            Accumulated
                                                   Additional                During the
                                                    Paid-In                 Development            Unearned
                                                    Capital                    Stage             Compensation           Total

BALANCE, DECEMBER 31, 1993                       $ 16,127,830               $(8,216,949)            $(5,970)         $ 7,909,921

JANUARY 1994
   ISSUANCE OF COMMON STOCK FOR CASH                1,574,980                                                          1,575,000

   ISSUANCE OF COMMON STOCK FOR SERVICES               10,500                                                             10,500

   ISSUANCE OF COMMON STOCK FOR CASH                1,381,225                                                          1,381,250

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                                  349,993                                                            350,000

MARCH
   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                               (1)

   ISSUANCE OF COMMON STOCK FOR BONUS                  27,999                                                             28,000

   ISSUANCE OF COMMON STOCK FOR SERVICES              218,747                                                            218,750

   ISSUANCE OF COMMON STOCK FOR FEES
   STOCK WARRANTS                                          (2)

   AMORTIZATION OF UNEARNED COMPENSATION                                                               5,970               5,970

APRIL
   ISSUANCE OF COMMON STOCK FOR SERVICES

MAY
   ISSUANCE OF COMMON STOCK FOR CASH                  243,745                                                            243,750

   ISSUANCE OF COMMON STOCK FOR CASH                  646,860                                                            646,875

   ISSUANCE OF COMMON STOCK FOR CASH                  364,365                                                            384,375

   ISSUANCE OF COMMON STOCK FOR CASH                  374,990                                                            375,000

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                                   1,500                                                              1,500

JUNE
   ISSUANCE OF COMMON STOCK FOR CASH                  604,485                                                            604,500

   ISSUANCE OF COMMON STOCK FOR CASH                  468,737                                                            468,750

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                                     900                                                                900

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                                   24,372                                                             24,375
                                                  -----------                ----------              -------         -----------
SUB TOTAL                                         $22,441,025               ($8,216,949)             $     0         $14,229,416
                                                  -----------                ----------              -------         -----------

See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- ------------------------------------------------------------------------------


                                           Series A            Series B Preferred Stock                   Common Stock
                                        Preferred Stock       -----------------------------     --------------------------------
                                      ------------------                Proceeds                            Proceeds
                                      Shares      Amount      Shares    Per Share    Amount     Shares      Per Share     Amount
SUBTOTAL                               100         NIL       414,452                 4,144   11,962,338                   1,196

   ISSUANCE OF COMMON STOCK FOR CASH                                                             45,860        4.59           5

   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                                                                     16,297           -           2

NOVEMBER

   ISSUANCE OF COMMON STOCK FOR CASH                                                            200,000        4.03          20

   DIFFERED STOCK CONVERTED TO
   COMMON STOCK                                               (4,306)                  (43)       4,308                       1

NET LOSS
                                       ---        ----       -------                 ------  ----------                  ------
BALANCE, DECEMBER 31, 1994             100        $NIL       410,144                 $4,101  12,228,803                  $1,223
                                       ---        ----       -------                 ------  ----------                  ------



                                                                              Deficit
                                                                            Accumulated
                                                   Additional                During the
                                                    Paid-In                 Development            Unearned
                                                    Capital                    Stage             Compensation           Total

SUBTOTAL                                           22,441,025               (8,216,949)                    0         14,229,416

   ISSUANCE OF COMMON STOCK FOR CASH                  210,662                                                           210,667

   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                               (2)

NOVEMBER

   ISSUANCE OF COMMON STOCK FOR CASH                  806,230                                                           806,250

   DIFFERED STOCK CONVERTED TO
   COMMON STOCK                                            43

NET LOSS                                                                    (5,632,283)                              (5,632,263)
                                                  -----------             ------------              --------        -----------
BALANCE, DECEMBER 31, 1994                        $23,457,958             $(13,849,232)             $      0        $ 9,614,050
                                                  -----------             ------------              --------        -----------

See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
- ------------------------------------------------------------------------------

                                           SERIES A                SERIES B              SERIES C
                                        PREFERRED STOCK        PREFERRED STOCK        PREFERRED STOCK           COMMON STOCK
                                      SHARES      AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT
BALANCE, DECEMBER 31, 1994             100         NIL      410,144      $4,101       $0          NIL     12,228,803    $1,223

MARCH
ISSUANCE OF COMMON STOCK                                                                                      26,040         3
 FOR STOCK DIVIDENDS

APRIL
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK                                        (24,162)       (242)                              24,162         2

ISSUANCE OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR                                                                            50,000         5

ISSUANCE OF COMMON STOCK
FOR PROFESSIONAL SERVICES                                                                                     83,030         8

SEPTEMBER
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                                                                           26,755         3

DECEMBER
CANCELLATION OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR                                                                           (50,000)       (5)

NET LOSS
                                      ----        ----      -------      ------   -----       -------    -----------    ------
BALANCE AT DECEMBER 31, 1995           100         NIL      385,982      $3,859       0           NIL     12,388,790    $1,239
                                      ----        ----      -------      ------   -----       -------    -----------    ------
MARCH
ISSUANCE OF COMMON STOCK                                                                                      16,545         2
FOR STOCK DIVIDENDS

NET LOSS

                                      ----        ----      -------      ------   -----       -------    -----------    ------
BALANCE AT MARCH 31, 1996              100         0        385,982      $3,859       0             0     12,405,335    $1,241
                                      ----        ----      -------      ------   -----       -------    -----------    ------
APRIL
CONVERSION OF 8% DEBENTURES INTO
COMMON STOCK                                                                                               1,456,329

JUNE
ISSUANCE OF SERIES C PREFERRED STOCK                                              7,500          $8
SERIES C PREFERRED STOCK PLACEMENT FEE
SERIES C PREFERRED STOCK DIVIDEND
EXERCISE STOCK OPTIONS                                                                                        30,000       $3

NET LOSS
                                      ----        ----      -------      ------   -----       -------    -----------    ------
BALANCE AT JUNE 30, 1996               100         0        385,982      $3,859   7,500          $8       13,891,664    $1,389
                                      ----        ----      -------      ------   -----       -------    -----------    ------


                                                                              DEFICIT
                                                                            ACCUMULATED
                                                   ADDITIONAL                DURING THE
                                                    PAID-IN                 DEVELOPMENT
                                                    CAPITAL                    STAGE                TOTAL

BALANCE, DECEMBER 31, 1994                       $23,457,958              ($13,849,232)           $9,614,05x

MARCH
ISSUANCE OF COMMON STOCK                                  (2)                                            NIL
 FOR STOCK DIVIDENDS

APRIL
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK                                     240

ISSUANCE OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR                   124,995                                         125,000

ISSUANCE OF COMMON STOCK
FOR PROFESSIONAL SERVICES                            540,284                                         540,29x

SEPTEMBER
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                       (3)

DECEMBER
CANCELLATION OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR                  (124,995)                                       (125,000)

NET LOSS                                                                   (6,471,638)            (6,471,638)
                                                 -----------             ------------             ----------
BALANCE AT DECEMBER 31, 1995                     $23,998,477             ($20,320,870)            $3,682,70x
                                                 -----------             ------------             ----------

MARCH
ISSUANCE OF COMMON STOCK                                  (2)                                              $0
FOR STOCK DIVIDENDS

NET LOSS                                                                   (1,791,510)             (1,791,510)
                                                 -----------             ------------             ----------
BALANCE AT MARCH 31, 1996                       ($23,998,475)            ($22,112,380)             $1,891,19x
                                                 -----------             ------------             ----------
APRIL
CONVERSION OF 8% DEBENTURES INTO
COMMON STOCK                                      $2,842,855                                       $2,843,000

JUNE
ISSUANCE OF SERIES C PREFERRED STOCK              $7,499,992                                       $7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE             ($500,000)                                       ($500,000)
SERIES C PREFERRED STOCK DIVIDEND                   ($11,250)                                        ($11,250)
EXERCISE STOCK OPTIONS                               $24,372                                          $24,372

NET LOSS                                                                  ($1,409,875)            ($1,409,875)
                                                 -----------             ------------             ----------
BALANCE AT JUNE 30, 1996                         $33,854,444             ($23,522,255)            $10,337,442
                                                 -----------             ------------             ----------


See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

COMPARATIVE STATEMENTS OF CASH FLOWS   (Unaudited)

                                                                                                              For the Period
                                                                                                               September 9,
                                                                 For the                   For the            1988 (Date of
                                                                Six Months               Six Months           Incorporation)
                                                                 June 30,                 June 30,              to June 30,
                                                                -----------             -----------           ---------------
OPERATING ACTIVITIES
  Net loss                                                      $(1,953,485)             (3,201,385)             (23,522,255)
  Adjustments to reconcile net loss to
       net cash used in operating activities:
       Amortization and depreciation                                 34,187                 421,748                 628,800
       Issuance of common stock for services                        665,292                       -               1,664,131
       Other noncash operating expenses                                   -                       -                 288,216
       Settlement of legal fees                                           -                       -                 (97,287)
       Provision for allowances on advances                         113,176                       -                 298,426
       Equity in loss of unconsolidated affiliate                   388,347                       -               2,695,996
       Asset and liability management:
          Prepaid expenses and other current assets                (399,419)                187,074                (185,396)
          Organization costs                                             -                        -                 (52,940)
          Due from related party                                        892                       -                 (10,683)
          Deposits                                                 (  1,000)                 19,581                (107,940)
          Advances in contemplation of investment                  (113,176)                      -                (298,426)
          Accounts payable and accrued expenses                       7,505                 638,787               1,271,154
                                                                -----------             -----------              -----------
       Net cash used in operating activities                     (1,257,681)             (1,934,195)             (17,428,204)
                                                                -----------             -----------              -----------

INVESTING ACTIVITIES:
  Capital expenditures                                              (14,878)             (1,226,721)              (1,592,091)
  Investment in and advances to unconsolidated affiliate                  -                                       (4,703,440)
  Allowance taken on investment in unconsolidated affiliate                                                        2,129,252
  Interest accrued on loan to unconsolidated affiliate                    -                                         (121,808)
  Licenses                                                          (44,629)                      -                  (30,000)
  Proceed of investments held to maturity                         5,401,761                       -               10,638,848
  Purchase of investments held to maturity                       (5,618,650)             (4,896,983)             (15,535,831)
  Certificate of deposit                                             91,505                       -                        -
                                                                -----------             -----------              -----------

   Net cash provided by or (used in) investing activities          (184,891)             (6,123,704)              (9,215,070)
                                                                -----------             -----------              -----------

FINANCING ACTIVITIES
       Proceeds from notes payable                                        -              10,000,000               10,800,000
       Repayment of notes payable                                         -              (4,357,000)              (5,479,705)
       Proceeds from issuance of common stock - net                       -                       -               18,617,239
       Issuance of preferred stock                                        -               7,500,000                8,216,341
       Preferred Stock Issuance Fees                                      -               ( 500,000)                (500,000)
       Series C Preferred Stock Cash Dividend                             -                 (11,250)               ( 11 ,250)
       Proceeds from warrants exercised                                   -                       -                2,760,612
       Proceeds from stock options exercised                              -                  24,375                  398,750
       Deferred private placement cost                                    -                (500,000)                (518,505)
       Deferred public offering costs                                     -                       -                  (50,000)
                                                                -----------             -----------              -----------

            Net cash provided by financing activities                     0              12,156,125               34,233,482
                                                                -----------             -----------              -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,442,572)              4,098,226                7,590,208

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                     3,712,990               3,491,982                        -
                                                                -----------             -----------              -----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                         $ 2,270,418             $ 7,590,208             $  7,590,208
                                                                ============            ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for interest                           -             $   135,356             $    137,010
                                                                ============            ============            ============


See notes to financial statements                      F-10

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

In March 1994, the Company issued 11,590 shares of its common stock as payment for the dividend on its series B convertible preferred stock, 4,000 shares of its common stock for bonuses, and 31,000 shares of its common stock for services rendered in connection with its private placements. Also in March 1994, the Company issued 20,000 shares of its common stock for fees regarding the exercise of the Company's stock warrants.

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

In April 1995, the Company issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. These shares were canceled by the Company in December, 1995. Also, in April 1995, the Company issued 24,162 shares of its common stock for 24,162 shares of its series B convertible preferred stock, and 83,030 shares of its common stock for professional services rendered and to be rendered.

In September 1995, the Company issued 26,755 shares of its common stock as payment for the dividend on its series B convertible stock.

In March 1996, the Company issued 16,545 shares of its common stock as payment for the dividend on its series B convertible stock.

In April 1996 the Company issued 1,456,329 shares of its common stock and paid $ 4,357,000 in cash in exchange for retiring $ 7.2 million of convertible debt.


                                      F-11
See notes to financial statements

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

         Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets. Tooling costs for the Digital Home Theater are being capitalized, with amortization to begin when revenues commence. The estimated useful service lives of the assets are as follows:

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

         Development Stage - The Company, currently in the development stage, has not yet received revenues from its planned principal operations and has continued to incur losses since its inception. The Company has an accumulated deficit of $23,522,255 as of June 30, 1996, including a loss of $1,409,875 during the quarter ended June 30, 1996. Management of the Company believes that it has sufficient funds to successfully complete its development program and to sustain its operations.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
- ------------------------------------------------------------------------------
         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," pursuant to which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating or capital loss or tax credit carryforwards expected to reduce taxes payable in future years.

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

         Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock- Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock- based arrangements. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on its operating results should it elect to make such a change.


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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

               The following represents audited summarized financial information of Tamarack at December 31, 1994:

       9 months ended December 31, 1994:

           Other income                                      $     895,000
           Costs and expenses                                    3,145,000

           Net loss                                          $ ( 2,250,000)
                                                           ---------------

       Balance Sheet at December 31, 1994:

           Current assets                                    $     812,000
           Noncurrent assets                                       226,000

           Total assets                                      $   1,038,000

           Current liabilities                               $     338,000
           Other liabilities                                     1,508,000
           Shareholders' deficit                                  (808,000)
                                                           ---------------

           Total liabilities and
             shareholders deficit                            $   1,038,000

               The following presents the Company's proportional interest in the audited summarized financial information of Tamarack:

       9 months ended December 31, 1994:

           Other income                                      $     335,625
           Costs and expenses                                    1,179,375

           Net loss                                          $    (843,750)
                                                           ===============

       Balance Sheet at December 31, 1994:

           Current assets                                    $     304,500
           Non-current assets                                       84,750

           Total assets                                      $     389,250

           Current liabilities                               $     126,750
           Other liabilities                                       565,500
           Shareholders' deficit                                  (303,000)
                                                           ---------------

           Total liabilities and
             shareholders' deficit                           $     389,250
                                                           ===============

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

               Tamarack   has  changed  its  year-end  to  conform  to  that  of
               Projectavision.   The  following  presents  unaudited  summarized
               financial information of Tamarack at March 31, 1994:

                  3 months ended March 31, 1994:                   Unaudited
                                                                   ---------

                      Other income                              $       572,000
                      Costs and expenses                              1,505,501
                                                                ---------------
                      Net loss                                  $     ( 933,501)
                                                                ===============

               The following presents the Company's proportional interest in the unaudited summarized financial information of Tamarack:

                  3 months ended March 31, 1994:                   Unaudited
                                                                   ---------

                      Other income                              $       214,500
                      Costs and expenses                                564,563

                      Net Loss                                  $       (50,063)
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

               Also, on February 20, 1990, the Company's Board of Directors declared a reverse split of common stock (one share for
               11.34679611 shares) to the stockholders of record on February 20, 1990. On July 17, 1990, the Company effected a two-for-three reverse split of common stock.
                                                              F-16

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

         All holders of redeemable warrants issued in conjunction with the 1990 initial public offering could receive an additional one-third share of the Series B Convertible Preferred Stock at no additional cost for each redeemable warrant that was exercised under the Warrant Incentive Program.
                                      F-18

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

         On August 20, 1992, the Company issued 30,000 shares of its Series B Convertible Preferred Stock for future consulting services.

             On June 11, 1996, the Company issued 7,500 shares of Series C Preferred Stock for $ 7,500,000, netting $ 7,000,000 after fees.

9.       CONVERTIBLE DEBT

         In February 1996 the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in February 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. Prior to maturity, holders of the convertible debt, after 60 days, may convert up to 50% of their convertible debt to common stock of the Company (no conversions may be made prior to 60 days). After 90 days, holders of the convertible debt may convert up to all of their convertible debt into common stock of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. In April 1996 the Company issued 1,456,329 shares of its common stock and paid $ 4,357,000 in cash in exchange for retiring $ 7.2 million in convertible debt.

10.      STOCK OPTION PLANS

        Non-qualified Option Plan - The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant.

            The following is a summary of non-qualified option plan activity for the four years ended December 31, 1995:

    OUTSTANDING AT JANUARY 1, 1993                                 1,036,666

       Canceled                                                     (266,666)
       Granted                                $5.38 - $9.25          758,333
       Expired                                                             -
       Exercised                              $.40 - $5.00          (230,000)
                                                                 -----------

    OUTSTANDING AT DECEMBER 31, 1993                               1,298,333

       Granted                                $5.375               1,260,500
       Expired                                                             -
       Canceled                                                            -
       Exercised                              $.81 - 4.76            (103,500)
                                                                 -----------

    OUTSTANDING AT DECEMBER 31, 1994                               2,455,333

       Granted                                $1.875 - 4.38           68,000
       Expired                                                             -
       Canceled                                                      (312,500)
       Exercised                                                           -
                                                                 -----------
    OUTSTANDING AT DECEMBER 31, 1995                               2,210,833
                                                                 ===========

         .
PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
 10.     STOCK OPTION PLANS (continued)

         Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase 1,000,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject to such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of June 30, 1996, no options have been granted under the Plan.



11.      RELATED PARTY TRANSACTIONS

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


12.      INCOME TAXES

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

         As of December 31, 1994 and 1995, the composition of the Company's net deferred taxes was as follows:

                                               1994                 1995
                                          -------------        -------------
         Deferred tax assets              $   4,261,000        $   6,801,000
         Less valuation allowance            (4,261,000)          (6,801,000)
                                          -------------        -------------
         Net                              $           -        $           -
                                          =============        =============


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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
13.      COMMITMENTS AND CONTINGENCIES

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

         On September 4, 1993, the Company entered into a non-exclusive, non-transferable license under any applicable world patents with CMC Magnetics Corporation (CMC) pursuant to which the Company granted to CMC, the following rights:

         - the right to use the technology and information in connection with CMC's manufacture, assembly, marketing and sale of licensed products;

         - the right to convey to CMC's customers with respect to licensed products sold to customers, rights to use licensed products in the form sold; and

         -     the right to grant sublicenses to the affiliates.

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

         The Company entered into a sublease agreement for new premises which commenced on December 28, 1993 and expires on January 30, 1996. Upon the expiration of the sublease agreement, a lease agreement commences for a two year period. The future minimum rental commitments as of December 31, 1995 are as follows:

                  Year                                         Amount

                  1996                                    $     253,112
                  1997                                          257,554
                  1998                                           21,462
                                                          -------------
                                                          $     532,128
                                                          =============

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
13.      COMMITMENTS AND CONTINGENCIES (Continued)

         In June and August 1995 the Company was served with class action law suits, which have now been consolidated, alleging various federal securities laws violations primarily in connection with the Company's public disclosures. In July, 1996 the class action was denied by the court.

         In May, 1996 two of the eleven purchasers of the convertible debt commenced a lawsuit against the Company seeking an order to have their debt converted into common stock.

         In June, 1996, a suit was filed by a individual investor against the Company and Marvin Maslow alleging fraudulent inducement in connection with the plaintiff's purchase of the Company's securities.

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

Liquidity and Capital Resources

     As of June 30, 1996, the Company had working capital of $11,510,773. To date, the Company has funded its operations primarily from sales of capital stock. In February, 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon an annual interest rate of 8%. The debt matures in three (3) years, at which time any of this debt then outstanding is to be repaid by the Company in cash or common stock, at the Company's option. In June, 1996 the Company issued 7,500 shares of Series C preferred stock for $ 7.5 million which netted $ 7 milllion after fees, the proceeds of which were primarily used to retire convertible debt.

     The debt is convertible into the Company's Common Stock in whole or in part, at the option of the investor, at any time during the three year life of the debt, but not before 60 days (with respect to 50% of the debt) or 90 days (with respect to the entire debt) after the date of the investment. All conversions into Common Stock are at a 25% discount to the then- present price of the Company's Common Stock at the time of conversion.

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

     As of December 31, 1995 and December 31, 1994, the Company had working capital of $3,341,425 and $6,659,132 respectively. The Company has funded its operations primarily from sales of capital stock, although the Company did not sell any securities during 1995. In January, 1994 the Company effected a private placement pursuant to foreign investors in the aggregate amount of 450,000 shares of the Company's Common Stock resulting in aggregate net proceeds to the Company of $2,956,250. In the second quarter of 1994, the Company also sold an aggregate of 720,860 shares of Common Stock to foreign investors in a private placement resulting in aggregate gross proceeds to the Company of $2,933,917. In November, 1994 the Company effected a private placement to a foreign investors for 200,000 shares, resulting in net proceeds to the Company of $806,250. In 1994, the Company also extended a $1,500,000 loan to its non-consolidated subsidiary, Tamarack and has reserved $300,000 of this loan on its financial statements.

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

     The Company is in the development stage and, to date, its sole revenues have been $1,305,000. Of such revenues, $1,000,000 were derived from DARPA to develop certain projection technology for use in a high definition television projector and the balance, $305,000, from licensing agreements. The Company has substantially completed research and development with respect to the Chameleon and the Projector, and, consequently, the Company does not presently anticipate that any significant expenditure of funds for research and development is necessary in order to complete the Chameleon and the Projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system. The Company is also expending research efforts in connection with testing
                                      F-23
 the feasibility of the Company's thin screen. In addition, due to the inability of the Company's affiliate, Tamarack Storage Devices, Inc., to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company determined in the fourth quarter of 1995 to record a reserve of approximately $2,100,000 against its entire interest in Tamarack.

     Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $23,500,000 from its inception to June 30, 1996. The Company has continued to incur losses since June 30, 1996.

     As of June 30, 1996, the Company had available for Federal income tax purposes net operating and capital loss carry-forwards of approximately $15,000,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

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

     January 1, 1995 to December 31, 1995

     The Company had revenues of $200,000 for the twelve month period ended December 31, 1995, all of which was from licensing agreements. During this period, the Company incurred cash expenses of $3,873,607. The Company also incurred non-cash expenses of $3,160,138 during this period relating to the issuance of stock for services incurred for salaries paid or payable to officers and employees of, and consultants to, the Company as compensation for services rendered to the Company, and the aforementioned reserved of the Company's interest in its affiliate, Tamarack Storage Devices, Inc.

     January 1, 1996 to March 31, 1996

     The Company had no revenue for the quarter ended March 31, 1996. The operating expenses for this period totaled $1,718,432, which included $325,717 for research and development and $424,692 for salaries paid or payable to officers and employees of the Company.

      April 1, 1996 to June 30, 1996
     The Company had no revenue for the quarter ended June 30, 1996. The operating expenses for this period totaled $ 2,512,579, which included $
1,150,667 for research and development and $ 245,068 for salaries paid or payable to officers and employees of the Company.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1994, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                                 PROJECTAVISION, INC.



                                            By     /s/ Marvin Maslow
                                                  ----------------------------
                                                  Marvin Maslow
                                                  Chief Executive Officer and
                                                  Chairman of the Board of
                                                  Directors

                                            By:    /s/  Jules Zimmerman
                                                  ----------------------------
                                                  Jules Zimmerman
                                                  Chief Financial Officer



Dated: August 14, 1996