Form 10-Q
period 1996-09-30
PROJECTAVISION INC
filed 1996-11-19
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996.
                     --------------------
Commission File Number 33-33997
                       --------
                               Projectavision Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

     Delaware                               13-3499909
     ---------                              ----------
(State or other jurisdiction of             (I.R.S.  Employer
incorporation or organization)              Identification No.)

                  Two Penn Plaza, Suite 640, New York, NY 10121
                 ----------------------------------------------
               (Address of Principal Executive Offices) (zip code)

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

Yes_X_  No___

As of September 30, 1996, there were 14,074,401 shares of the Registrant's common stock outstanding.

                              PROJECTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

Item 1.      Financial Statements

             Comparative Balance Sheet (Unaudited)                           F-2

             Comparative Statements of Operations (Unaudited)                F-3

             Statements of Stockholders' Equity (Unaudited)                  F-4

             Comparative Statements of Cash Flows (Unaudited)               F-10

             Notes to Financial Statements (Unaudited)                      F-11


Item 2.      Management's Discussion and Analysis of                        F-23
               Financial Condition and Results
               of Operations



             SIGNATURES

PROJECTAVISION, INC.
(A Development Stage Company)

COMPARATIVE BALANCE SHEETS
DECEMBER 31, 1995 AND JUNE 30,1996
------------------------------------------------------------------------------


                                                                                                                        (Unaudited)
                                                                                                  December 31,         September 30,
ASSETS                                                                                                1995                   1996

 CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                                              $3,491,982            $4,101,183
   Investments-held to maturity (Notes 1)                                                              -                  4,959,470
   Due from related parties (Notes 6 and 11)                                                           10,683                10,683
   Other current assets                                                                               324,470                55,359
                                                                                                   ----------            -----------
            Total Current Assets                                                                    3,827,135             9,126,695
                                                                                                   ----------            -----------

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE (Note 4)                                        -                        -

PROPERTY AND EQUIPMENT (Note 1):
   Furniture, fixtures and equipment                                                                   68,421                68,422
   Computers and software                                                                             116,155             2,958,352
     Tooling                                                                                                0               201,430
   Leasehold improvements                                                                             180,795               185,030
                                                                                                   ----------            -----------
                                                                                                      365,371             1,592,092
Less:  Accumulated depreciation                                                                       151,612               220,991
                                                                                                   ----------            -----------
Property and equipment, net                                                                           213,759             3,192,243

OTHER ASSETS:
   Deposits                                                                                           127,521               774,607
   Deferred Commission                                                                                  -                    89,444
                                                                                                   ----------           ------------
           TOTAL ASSETS                                                                            $4,168,415           $13,182,989
                                                                                                   ==========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                           $  485,710            $1,229,678
                                                                                                   ----------            -----------
       Total Current Liabilities                                                                      485,710             1,229,678
                                                                                                   ----------            -----------
LONG-TERM CONVERTIBLE DEBT
     8% Debentures Due January 31, 1999                                                                     -             2,300,000

COMMITMENTS AND CONTINGENCIES (Note 14)                                                                     -                      -

STOCKHOLDERS' EQUITY (Notes 8, 9, and 10)
   Preferred stock $.01 par value - 1,000,000 shares authorized; Series A
      Preferred Stock, 100 shares outstanding ($100,000 liquidation preference)
      Series B Preferred Stock, 410,144 and 385,982 shares outstanding in 1994 and 1995                   NIL                    NIL
      respectively (liquidation preference $1,929,920 plus accrued and unpaid interest);                3,859                 3,859
       Series C Preferred Stock, $.001 Par Value-1,000,000 shares
      Authorized; 7,500 shares issued; ($100,000 liquidation preference)                                   -                      8
   Common stock $.0001 par value - 30,000,000 shares authorized; 12,228,803
      and 12,388,7790 issued and outstanding in 1994 and 1995 respectively                              1,239                 1,407
   Additional paid-in capital                                                                      23,998,477            34,104,426
   Deficit accumulated during the development stage                                               (20,320,870)          (24,456,389)
                                                                                                   ----------            -----------
     Total Stockholders' Equity                                                                     3,682,705             9,653,311
                                                                                                   ----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $4,168,415           $13,182,989
                                                                                                   ==========            ===========

See notes to financial statements



PROJECTAVISION, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------

                                                                                                                          For the
                                                                                                                           Period
                                       For the Three       For the Period      For theThree        For the Period       September 9,
                                        Months Ended      Jan. 1, 1995 to      Months Ended       Jan. 1, 1996 to      1988 (Date of
                                       Sept. 30, 1995      Sept. 30, 1995     Sept. 30, 1996       Sept. 30, 1996     Incorporation)
                                                                                                                        to Sept. 30,
                                                                                                                            1996

REVENUE (Note 3)                        $ -                $ -                 $  150,000           $  150,000           $1,455,000
                                       ------------         ------------      ------------          -----------        ------------
OPERATING EXPENSES

 General and Administrative                342,737           1,113,167            410,915            1,505,123            8,694,753
 Salaries                                  173,401             679,010            266,822              936,581            4,496,150
 Legal fees (Notes 8 and 14)               237,570             429,178            158,628              657,604            2,677,753
 Amortization and depreciation              18,804              54,935             58,185              479,934              686,984
  (Note 1)
 Research and development
  (Notes 1 and 8)                          207,679             364,376            191,577              503,930            3,925,853
 Patent expense (Note 8)                    50,103             226,561            104,360              242,445            1,320,863
 License                                    -                   16,667              -                   -                    46,667
                                       ------------         ------------      ------------          ------------       ------------

Total Operating Expenses                 1,030,294           2,883,894          1,190,487             4,325,617          21,849,023
                                       ------------         ------------      ------------          ------------       ------------
LOSS FROM OPERATIONS                    (1,030,294)         (2,883,894)        (1,040,487)           (4,175,617)        (20,394,023)
                                       ------------         ------------      ------------          ------------       ------------
OTHER INCOME (EXPENSE)
 Provision for allowances
   on advances
  (Notes 5 and 10)                         (11.669)           (124,845)            -                    -                  (298,426)
 Interest income                            99,898             301,536            152,687              360,147            1,408,028
                                       ------------         ------------      ------------          ------------       ------------
Interest expense                            -                  -                 (46,334)            (320,049)            (346,719)

Other Income - Net                          88,229             176,691            106,353                40,098             762,883
                                       ------------         ------------      ------------          ------------       ------------
LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                (942,065)         (2,507,202)          (934,134)           (4,135,519)        (19,631,140)

EQUITY IN LOSS OF UNCON-
SOLIDATED AFFILIATE (Note 4)              (122,747)           (511,095)            -                   -                 (4,825,249)
                                       ------------         ------------      ------------          ------------       ------------
NET LOSS                               $(1,064,812)        $(3,018,297)        $ (934,134)          $(4,135,519)       $(24,456,389)
                                       ------------         ------------      ------------          ------------       ------------

NET LOSS PER SHARE                     $(      .09)        $(      .24)        $(     .07)          $(      .30)       $(      2.71)
                                       ------------         ------------      ------------          ------------       ------------
AVERAGE NUMBER OF SHARES
OUTSTANDING (Note 1)                    12,415,525          12,381,788          14,271,681            13,595,111          9,031,539
                                       ------------         ------------      ------------          -------------      ------------


See notes to financial statements





PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
------------------------------------------------------------------------------




                                         Series A              Series B Preferred Stock            Common Stock
                                       Preferred Stock         ------------------------       ---------------------
                                       ---------------                 Proceeds                     Proceeds
                                       Shares   Amount         Shares per Share Amount         Shares     Per Share      Amount
OCTOBER 1988
   ISSUANCE OF COMMON STOCK                                                                    3,849,544   $.00002        $ 106
   TO FOUNDERS FOR CASH

NOVEMBER 1988
   ISSUANCE OF COMMON STOCK                                                                       98,706      1.01          289
   TO INVESTORS FOR CASH

MERGER WITH DKY, INC.:
   Issuance of preferred stock          100     $NIL
   Distribution to DKY stockholders
   Additional paid-in capital

   NET LOSS

                                       -----    -----            -----       --------          ---------                  ------
BALANCE, DECEMBER 31, 1988              100      NIL                                           3,948,250      1.32          395

FEBRUARY 1989
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH
   (Net of private placement costs)                                                              518,416      1.32           52

   NET LOSS
                                       -----    -----            -----       --------          ---------                  ------
BALANCE, DECEMBER 31, 1989              100      NIL                                           4,466,666                    447


   REVERSAL OF ACCRUAL FOR
      PRIVATE PLACEMENT COSTS

JULY 1990
   INITIAL PUBLIC OFFERING
   (Net of public offering costs)                                                              1,600,000      1.86          160

NET LOSS
                                       -----    -----            -----       --------         ----------                --------
BALANCE, DECEMBER 31, 1990              100      NIL                                           6,066,666                    607

   ISSUANCE OF COMMON STOCK FOR
      RESEARCH AND DEVELOPMENT                                                                   146,000      1.24           15

   ISSUANCE OF COMMON STOCK FOR
      MEMBERSHIP FEE                                                                              30,000       .83            2

   ISSUANCE OF COMMON STOCK FOR
      PATENT COSTS
   NET LOSS                                                                                      105,251      1.00           10
                                       -----    -----            -----       --------          ---------                  ------

BALANCE, DECEMBER 31, 1991              100     $ NIL                                           6,347,91                 $  635
                                       -----    -----            -----       --------          ---------                  ------
See notes to financial statements.



                                                                     Deficit
                                                                   Accumulated
                                           Additional               During the
                                            Paid-In                 Development          Unearned
                                            Capital                   Stage           Compensation          Total

OCTOBER 1988
   ISSUANCE OF COMMON STOCK
   TO FOUNDERS FOR CASH                    $                     $                                        $   106

NOVEMBER 1988
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH                     99,711                                                        100,000

MERGER WITH DKY, INC.:
   Issuance of preferred stock             (300,000)                                                      (300,000)
   Distribution to DKY stockholders         100,900                                                        100,900
   Additional paid-in capital

   NET LOSS                                                        (257,443)                              (257,443)
                                          ---------               ---------                              ---------
                                            (99,389)               (257,443)                              (S57,443)

BALANCE, DECEMBER 31, 1988

FEBRUARY 1989
   ISSUANCE OF COMMON STOCK
   TO INVESTORS FOR CASH
   (Net of private placement costs)         681,443                                                         681,495

   NET LOSS                                                         (589,653)                              (589,653)
                                           ---------                 ---------                              ---------

BALANCE, DECEMBER 31, 1989                  582,054                 (847,096)                              (264,595)


   REVERSAL OF ACCRUAL FOR
      PRIVATE PLACEMENT COSTS                50,000                                                          50,000

JULY 1990
   INITIAL PUBLIC OFFERING
   (Net of public offering costs)         2,977,472                                                       2,977,632

NET LOSS                                                           (1,019,31)                            (1,019,315)
                                           ---------               ---------                              ---------
BALANCE, DECEMBER 31, 1990                3,609,526               (1,866,411)                             1,743,722

   ISSUANCE OF COMMON STOCK FOR
      RESEARCH AND DEVELOPMENT              180,985                                                         181,000

   ISSUANCE OF COMMON STOCK FOR
      MEMBERSHIP FEE                         24,997                                                          25,000

   ISSUANCE OF COMMON STOCK FOR
      PATENT COSTS                          105,241                                                         105,251

   NET LOSS                                                       (1,617,501)                            (1,617,501)
                                           ---------               ---------                              ---------
BALANCE, DECEMBER 31, 1991               $3,920,749              $(3,483,912)           $   0           $   437,472
                                           ---------               ---------                              ---------

See notes to financial statements.

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
-------------------------------------------------------------------------------


                                         Series A              Series B Preferred Stock            Common Stock
                                       Preferred Stock         ------------------------       ---------------------
                                       ---------------                 Proceeds                     Proceeds
                                       Shares   Amount         Shares per Share Amount         Shares     Per Share      Amount
JANUARY 1992
   ISSUANCE OF COMMON
   STOCK FOR CONSULTING                                                                        200,000        1.4        $ 20

APRIL 1992
   ISSUANCE OF COMMON
   STOCK FOR CASH                                                                              317,460       2.14          32


MAY 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR SALARIES                                              80,000       $800

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL SERVICES                                 29,000        290

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR FUTURE RENT                                            9,000         90

   ISSUANCE OF SERVICES B PREFERRED
   STOCK FOR FUTURE LEGAL SERVICES                                 20,000        200

JUNE 1992
   ISSUANCE OF COMMON STOCK FOR
   CASH INCLUDING 28,064 SHARES
   ISSUED FOR COMMISSION                                                                       391,700       2.55          39

   ISSUANCE OF COMMON STOCK
   FOR CASH                                                                                    146,333       2.70          15

AUGUST 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL
   SERVICES                                                        30,000        300

NOVEMBER/DECEMBER 1992
   ISSUANCE OF COMMON STOCK
   FOR WARRANTS AND CASH (Note 9)                                                              500,000       1.00          50

   ISSUANCE OF COMMON AND
   PREFERRED STOCK FOR WARRANTS                                   246,452      2,464         1,483,200       1.00         148

   ISSUANCE OF COMMON STOCK
   FOR PATENT COSTS                                                                             37,065       1.00           3

   AMORTIZATION OF UNEARNED
   COMPENSATION

NET LOSS
                                        ---     ----              -------     ------         ---------                   ----
BALANCE DECEMBER 31, 1992               100     $NIL              414,452     $4,144         9,423,675                   $942
                                        ---     ----              -------     ------         ---------                   ----



                                                                       Deficit
                                        Accumulated
                                         Additional                During the
                                          Paid-In                 Development          Unearned
                                          Capital                     Stage           Compensation              Total

JANUARY 1992
   ISSUANCE OF COMMON
   STOCK FOR CONSULTING                    $287,481                                     $(287,501)

APRIL 1992
   ISSUANCE OF COMMON STOCK
   FOR CASH                                699,968                                                             $900,000

MAY 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR SALARIES                      359,200                                                              360,000

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL SERVICES         130,210                                                              130,500

   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR FUTURE RENT                    40,410                                        (40,500)

   ISSUANCE OF SERVICES B PREFERRED
   STOCK FOR FUTURE LEGAL SERVICES          89,800                                         (9,159)               80,841

JUNE 1992
   ISSUANCE OF COMMON STOCK FOR
   CASH INCLUDING 28,064 SHARES
   ISSUED FOR COMMISSION                   999,961                                                            1,000,000

   ISSUANCE OF COMMON STOCK
   FOR CASH                                395,085                                                              395,100

AUGUST 1992
   ISSUANCE OF SERIES B PREFERRED
   STOCK FOR PROFESSIONAL
   SERVICES                                134,700                                                              135,000

NOVEMBER/DECEMBER 1992
   ISSUANCE OF COMMON STOCK
   FOR WARRANTS AND CASH (Note 9)          499,950                                                              500,000

   ISSUANCE OF COMMON AND
   PREFERRED STOCK FOR WARRANTS          2,222,188                                                            2,224,800

   ISSUANCE OF COMMON STOCK
   FOR PATENT COSTS                         37,062                                                               37,065

   AMORTIZATION OF UNEARNED
   COMPENSATION                                                                            147,771              147,771

NET LOSS                                                          (2,002,795)                                (2,002,795)
                                      ------------              -------------         -----------           ------------
BALANCE DECEMBER 31, 1992              $10,016,764               $(5,486,707)          $(169,389)            $4,345,754
                                      ------------              -------------         -----------           ------------


See notes to financial statements.

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
-------------------------------------------------------------------------------



                                              Series A                 Series B Preferred Stock
                                            Preferred Stock            ------------------------
                                            ---------------                    Proceeds
                                            Shares   Amount            Shares per Share    Amount


BALANCE, DECEMBER 31, 1992                   100      NIL                  414,452         $4,144

JANUARY, 1993
   ISSUANCE OF COMMON STOCK
   FOR BONUS

   ISSUANCE OF COMMON STOCK
   FOR SERVICES

   ISSUANCE OF COMMON STOCK
   FOR FINDERS FEES

MARCH, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED

APRIL, 1993
   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS

AUGUST, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS

SEPTEMBER, 1993
   ISSUANCE OF COMMON STOCK FOR CASH

   AMORTIZATION OF UNEARNED
   COMPENSATION

NET LOSS
                                            -----    -----                --------        --------

BALANCE, DECEMBER 31,1993                    100     $NIL                  414,452         $4,144
                                            -----    -----                --------        --------


See notes to financial statements.

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
-------------------------------------------------------------------------------



                                                                                         DEFICIT
                                             COMMON STOCK                              ACCUMULATED
                                       --------------------------      ADDITIONAL      DURING THE
                                               PROCEEDS                 PAID-IN        DEVELOPMENT       UNEARNED
                                       SHARES   PER SHARE  AMOUNT        CAPITAL         STAGE         COMPENSATION      TOTAL

BALANCE, DECEMBER 31, 1992            9,423,675             $942        $10,016,764    ($5,486,707)      ($189,389)    $4,345,754

JANUARY, 1993
   ISSUANCE OF COMMON STOCK               2,000    3.41                       6,825                                         6,825
   FOR BONUS

   ISSUANCE OF COMMON STOCK             100,500    3.41       10            342,947                                       342,957
   FOR SERVICES

   ISSUANCE OF COMMON STOCK
   FOR FINDERS FEES                       9,000    3.41        1             30,711                                        30,712

MARCH, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED          210,000  041.50       21            312,354                                       312,375

APRIL, 1993
   ISSUANCE OF COMMON STOCK FOR CASH    565,230    5.80.9.63  57          3,899,027                                     3,899,084

   ISSUANCE OF COMMON STOCK FOR CASH    100,000    2.75       10            274,990                                       275,000

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                          13,396    1.42        1             19,119                                        19,120

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                           4,547    3.00                      13,692                                        13,692

AUGUST, 1993
   ISSUANCE OF COMMON STOCK
   FOR STOCK OPTIONS EXERCISED           20,000    1.03        2             20,623                                        20,625

   ISSUANCE OF COMMON STOCK
   FOR WARRANTS                             800    0.75                         600                                           600

SEPTEMBER, 1993
   ISSUANCE OF COMMON STOCK FOR CASH    215,000    6.00       22          1,189,978                                     1,190,000

   AMORTIZATION OF UNEARNED
   COMPENSATION                                                                                            183,419        183,419

NET LOSS                                                                                 (2,730,242)                   (2,730,242)
                                     ----------          --------      ------------    ------------       --------   ------------
BALANCE, DECEMBER 31,1993            10,664,148           $1,066        $16,127,630     ($8,216,949)      ($5,970)    $ 7,909,921
                                     ----------          --------      ------------    ------------       --------   ------------

                                       F-6

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
---------------------------------------------------------------------------

                                                         Series A              Series B Preferred Stock
                                                      Preferred Stock         -------------------------
                                                     ------------------                Proceeds
                                                     Shares      Amount       Shares per Share    Amount

BALANCE, DECEMBER 31, 1993                            100         $NIL           414,452          $4,144

JANUARY 1994
   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR SERVICES

   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED

MARCH
   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS

   ISSUANCE OF COMMON STOCK FOR BONUS

   ISSUANCE OF COMMON STOCK FOR SERVICES

   ISSUANCE OF COMMON STOCK FOR FEES
   STOCK WARRANTS

   AMORTIZATION OF UNEARNED COMPENSATION

APRIL
   ISSUANCE OF COMMON STOCK FOR SERVICES

MAY
   ISSUANCE OF COMMON STOCK FOR CASH
   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED

JUNE
   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR CASH
   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED

                                                     -----       -----           --------        -------
SUB TOTAL                                             100         $NIL           414,452          $4,144
                                                     -----       -----           --------        -------




                                                                                            Deficit
                                                    Common Stock                          Accumulated
                                           -----------------------------    Additional    During the
                                                      Proceeds               Paid-In      Development     Unearned
                                           Shares    Per Share     Amount    Capital         Stage      Compensation     Total


BALANCE, DECEMBER 31, 1993                  10,664,148              $1,066    $16,127,630     $(8,216,949)   (5,970)  $ 7,909,921

JANUARY 1994
   ISSUANCE OF COMMON STOCK FOR CASH           200,000      7.8        20       1,574,980                               1,575,000

   ISSUANCE OF COMMON STOCK FOR SERVICES         1,000    10.50        -           10,500                                  10,500

   ISSUANCE OF COMMON STOCK FOR CASH           250,000     6.40       25        1,381,225                               1,381,250

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                            73,500     4.75        7          349,993                                 350,000

MARCH
   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS                                    11,590                 1              (1)

   ISSUANCE OF COMMON STOCK FOR BONUS            4,000     7.00        1           27,999                                  28,000

   ISSUANCE OF COMMON STOCK FOR SERVICES        31,000     7.00        3          218,747                                 218,750

   ISSUANCE OF COMMON STOCK FOR FEES
   STOCK WARRANTS                               20,000     7.00        2            ( 2 )

   AMORTIZATION OF UNEARNED COMPENSATION                                                                      5,970         5,970

APRIL
   ISSUANCE OF COMMON STOCK FOR SERVICES           500

MAY
   ISSUANCE OF COMMON STOCK FOR CASH            50,000     4.88        5          243,745                                 243,750

   ISSUANCE OF COMMON STOCK FOR CASH           150,000     4.31       15          646,860                                 646,875

   ISSUANCE OF COMMON STOCK FOR CASH           100,000     3.84       10          364,365                                 384,375

   ISSUANCE OF COMMON STOCK FOR CASH           100,000     3.75       10          374,990                                 375,000
   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                            1,000     1.50        -            1,500                                   1,500

JUNE
   ISSUANCE OF COMMON STOCK FOR CASH           150,000     4.03       15          604,485                                 604,500

   ISSUANCE OF COMMON STOCK FOR CASH           125,000     3.75       13          468,737                                 468,750

   ISSUANCE OF COMMON STOCK FOR STOCK
   WARRANTS EXERCISED                              600     1.50                       900                                     900

   ISSUANCE OF COMMON STOCK FOR STOCK
   OPTIONS EXERCISED                            30,000     0.81                    24,372                                  24,375
                                            ----------          --------     -------------   -------------  ----      ------------
SUB TOTAL                                   11,962,338           $ 1,196      $22,441,025     ($8,216,949)   $0       $14,229,416
                                            ----------          --------     -------------   -------------  ----      ------------

See notes to financial statements
                                                                     F-7

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
-----------------------------------------------------------------------------




                                            Series A            Series B Preferred Stock
                                         Preferred Stock               Proceeds
                                         ----------------      -------------------------
                                         Shares   Amount       Shares per Share    Amount

SUBTOTAL                                   100     NIL         414,452             4,144
   ISSUANCE OF COMMON STOCK FOR CASH

   ISSUANCE OF COMMON STOCK FOR STOCK
   DIVIDENDS

NOVEMBER

   ISSUANCE OF COMMON STOCK FOR CASH
   DIFFERED STOCK CONVERTED TO
   COMMON STOCK
                                                  (4,306)              (43)
NET LOSS
                                          -----   -----        ---------        ---------
BALANCE, DECEMBER 31, 1994                 100     $NIL         410,144           $ 4,101
                                          -----   -----        ---------        ---------




                                                                                           Deficit
                                                 Common Stock                            Accumulated
                                                   Proceeds               Additional      During the
                                           ------------------------        Paid-In       Development       Unearned
                                           Shares Per Share  Amount        Capital          Stage        Compensation       Total


SUBTOTAL ............................     11,962,338           1,196     22,441,025      (8,216,949)              0      14,229,416
   ISSUANCE OF COMMON STOCK FOR CASH
   ISSUANCE OF COMMON STOCK FOR STOC          45,860   4.59        5        210,662         210,667
   DIVIDENDS
NOVEMBER
                                              16,297    --         2             (2)
   ISSUANCE OF COMMON STOCK FOR CASH
   DIFFERED STOCK CONVERTED TO
   COMMON STOCK
NET LOSS ............................        200,000   4.03       20        806,230         806,250

BALANCE, DECEMBER 31, 1994
                                               4,308               1             43

                                                                                                         (5,632,283)     (5,632,263)
                                        ------------    ------------   ------------    ------------    ------------    ------------
                                          12,228,803          $1,223   $ 23,457,958    $(13,849,232)   $          0    $  9,614,050
                                        ------------    ------------   ------------    ------------    ------------    ------------


See notes to financial statements

PROJECTAVISION, INC
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8 AND 9)
--------------------------------------------------

                                                       SERIES A                   SERIES B                    SERIES C
                                                    PREFERRED STOCK             PREFERRED STOCK             PREFERRED STOCK
                                                   SHARES       AMOUNT          SHARES    AMOUNT            SHARES   AMOUNT
TOTAL


BALANCE, DECEMBER 31, 1994                           100            NIL        410,144          $4,101         $0         NIL


MARCH
ISSUANCE OF COMMON STOCK
 FOR STOCK DIVIDENDS
APRIL
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK                                                           (24,162)          (242)

ISSUANCE OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR

ISSUANCE OF COMMON STOCK
FOR PROFESSIONAL SERVICES

SEPTEMBER
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS
DECEMBER
CANCELLATION OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR
                                                 -------     -------           -------         ------     ------       ------
NET LOSS                                             100        NIL            385,982         $3,859          0          NIL
                                                 -------     -------           -------         ------     ------       ------
BALANCE AT DECEMBER 31, 1995

MARCH
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS
                                                 -------     -------           -------         ------     ------       ------
NET LOSS                                             100           0           385,982         $3,859          0            0
BALANCE AT MARCH 31, 1996                        -------     -------           -------         ------     ------       ------
APRIL
CONVERSION OF 8% DEBENTURES INTO
COMMON STOCK
JUNE
ISSUANCE OF SERIES C PREFERRED STOCK                                                                       7,500            8
SERIES C PREFERRED STOCK PLACEMENT FEE
SERIES C PREFERRED STOCK DIVIDEND
EXERCISE STOCK OPTIONS
NET LOSS                                         -------     -------           -------         ------     ------       ------
BALANCE AT JUNE 30, 1996                             100           0           385,982         $3,859      7,500           $8
JULY                                             -------     -------           -------         ------     ------       ------
CONVERSION OF 8% DEBENTURES INTO
COMMON STOCK
SEPTEMBER
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS
NET LOSS                                         -------     -------           -------         ------     ------       ------
BALANCE AT SEPTEMBER 30, 1996                       100            0           385,982          $3,859     7,500           $8
                                                 -------     -------           -------         ------     ------       ------

See notes to financial statements



                                                                                ADDITIONAL       DEFECIT DURING
                                                       COMMON STOCK              PAID IN           DEVELOPMENT
TOTAL                                             SHARES         AMOUNT          CAPITAL            STAGE                   TOTAL


BALANCE, DECEMBER 31, 1994                     12,228,803        $1,223          $23,457,958      ($13,849,232)        $9,614,050


MARCH
ISSUANCE OF COMMON STOCK                           26,040             3                  (2)                                  NIL
 FOR STOCK DIVIDENDS
APRIL
ISSUANCE OF COMMON STOCK                           24,162             2                  240
 FOR PREFERRED STOCK

ISSUANCE OF COMMON STOCK FOR                       50,000             5              124,995                              125,000
COMPENSATION OF OFFICER & DIRECTOR

ISSUANCE OF COMMON STOCK                           83,030             8              540,284                              540,292
FOR PROFESSIONAL SERVICES

SEPTEMBER
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                26,755             3                  (3)
DECEMBER
CANCELLATION OF COMMON STOCK FOR
COMPENSATION OF OFFICER & DIRECTOR               (50,000)           (5)            (124,995)                            (125,000)
                                                                                                    (6,471,638)       (6,471,638)
                                               ----------       -------         ------------       -----------        -----------
NET LOSS                                       12,388,790        $1,239          $23,998,477      ($20,320,870)       $3,682,705
                                               ----------       -------         ------------       -----------        -----------
BALANCE AT DECEMBER 31, 1995

MARCH
ISSUANCE OF COMMON STOCK                           16,545             2                  (2)
FOR STOCK DIVIDENDS                                                                                 (1,791,510)        (1,791,510)
                                               ----------       -------         ------------       -----------        -----------
                                               12,405,335        $1,241         $23,998,475       ($22,112,380)        $1,891,195
NET LOSS                                       ----------       -------         ------------       -----------        -----------
BALANCE AT MARCH 31, 1996
APRIL
CONVERSION OF 8% DEBENTURES INTO                1,456,329           145            2,842,855                          $2,843,000
COMMON STOCK                                                                                                          $7,500,000
JUNE
ISSUANCE OF SERIES C PREFERRED STOCK                                               7,499,992                           ($500,000)
SERIES C PREFERRED STOCK PLACEMENT FEE                                             (500,000)                            ($11,250)
SERIES C PREFERRED STOCK DIVIDEND                                                   (11,250)
EXERCISE STOCK OPTIONS                             30,000             3               24,372                             $24,372
NET LOSS                                                                                            (1,409,875       ($1,409,875)
                                               ----------       -------         ------------       -----------        -----------
BALANCE AT JUNE 30, 1996                       13,891,664        $1,389          $33,854,444      ($23,522,255)      $10,337,445
JULY                                           ----------       -------         ------------       -----------        -----------
CONVERSION OF 8% DEBENTURES INTO                                                    $249,984
COMMON STOCK                                      161,616                                                               $250,000
SEPTEMBER                                                            16
ISSUANCE OF COMMON STOCK
FOR STOCK DIVIDENDS                                21,121             2                  (2)                                    0
NET LOSS                                                                                              (934,134)          (934,134)
                                               ----------       -------         ------------       -----------        -----------
BALANCE AT SEPTEMBER 30, 1996                  14,074,401        $1,407           34,104,426       (24,456,389)        $9,653,311
                                               ----------       -------         ------------       -----------        -----------

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

COMPARATIVE STATEMENTS OF CASH FLOWS   (Unaudited)
-------------------------------------------------------------------------------

                                                                                                                 For the Period
                                                                                                                  September 9,
                                                                         For the             For the            1988 (Date of
                                                                       Nine Months          Nine Months          Incorporation)
                                                                    September 30, 1995   September 30, 1996  to September 30, 1996
                                                                   -------------------   -----------------   ---------------------
OPERATING ACTIVITIES
  Net loss                                                              $(3,018,297)          $(4,135,519)         $ 24,456,389)


  Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization and depreciation ...............................         54,935               479,935               686,987
       Issuance of common stock for services .......................        665,292                  --               1,664,131
       Other noncash operating expenses ............................           --                    --                 288,216
       Settlement of legal fees ....................................           --                 (11,250)              (97,287)
       Provision for allowances on advances ........................        124,845                  --                 298,426
       Equity in loss of unconsolidated affiliate ..................        511,094                  --               2,695,996
       Asset and liability management:
          Prepaid expenses and other current assets ................       (329,546)              269,111              (103,359)
          Organization costs .......................................           --                    --                 (52,940)
          Due from related party ...................................            893                  --                 (10,683)
       Deposits ....................................................         (1,000)             (647,086)             (774,607)
          Advances in contemplation of investment ..................       (124,845)                 --                (298,426)
          Accounts payable and accrued expenses ....................        324,185               743,968             1,376,335
                                                                         ------------          ------------          ------------

       Net cash used in operating activities .......................     (1,792,444)           (3,300,841)          (18,794,850)
                                                                         ------------          ------------          ------------

INVESTING ACTIVITIES:
  Capital expenditures .............................................        (23,290)           (3,047,863)           (3,413,233)
  Investment in and advances to unconsolidated affiliate ...........        (67,314)                 --              (4,703,440)
  Allowance taken on investment in unconsolidated affiliate ........           --                    --               2,129,252
  Interest accrued on loan to unconsolidated affiliate .............        (60,000)                 --                (121,808)
  Licenses .........................................................           --                    --                 (30,000)
  Proceeds of investments held to maturity .........................      8,503,385                  --              10,638,848
  Purchase of investments held to maturity .........................     (7,737,033)           (4,959,470)          (15,598,318)
  Certificate of deposit ...........................................         91,505                  --                       0
                                                                        ------------          ------------          ------------

   Net cash provided by (used in) investing activities .............        707,253            (8,007,333)          (11,098,699)
                                                                        ------------          ------------          ------------

FINANCING ACTIVITIES
       Proceeds from notes payable .................................           --              10,000,000            10,800,000
       Repayment of notes payable ..................................           --              (4,607,000)           (5,729,705)
       Issuance of preferred stock .................................           --               7,500,000             8,216,341
       Preferred Stock Issuance Fees ...............................           --                (500,000)             (500,000)
       Series C Preferred Stock Cash Dividend ......................           --                    --              18,617,239
       Proceeds from warrants exercised ............................           --                    --               2,760,612
       Proceeds from stock options exercised .......................           --                  24,375               398,750
       Deferred private placement cost .............................           --                (500,000)             (518,505)
       Deferred public offering costs...............................           --                    --                 (50,000)
                                                                        ------------          ------------          ------------
            Net cash provided by financing activities ..............              0            11,917,375            33,994,732
                                                                        ------------          ------------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................     (1,085,191)              609,201             4,101,183

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ......................      3,712,990             3,491,982                  --
                                                                        ------------          ------------          ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD ............................   $  2,627,799          $  4,101,183          $  4,101,183
                                                                       ============          ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for interest ....................                         $    320,049          $    322,344
                                                                       ============          ============          ============

                        See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------------------------------------------

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

In January 1993, the Company issued 2,000 shares of its common stock for bonuses, 100,500 shares for services rendered, and 9,000 shares for finder fees.

In January 1994, the Company issued 1,000 shares of its common stock for services rendered. In March 1994, the Company issued 11,590 shares of its common stock as payment for the dividend on its series B convertible preferred stock, 4,000 shares of its common stock for bonuses, and 31,000 shares of its common stock for services rendered in connection with its private placements. Also in March 1994, the Company issued 20,000 shares of its common stock for fees regarding the exercise of the Company's stock warrants. In April 1994 the Company issued 500 shares of common stock for services rendered. In June 1994, the Company issued 16,297 shares of its common stock as payment for the dividend on its series B convertible preferred stock. In December 1994, the Company issued 4,308 shares of its common stock for 4,308 shares of its series B convertible preferred stock.

In March 1995, the Company issued 26,040 of its common stock as payment for the dividend on its series B convertible stock. In April 1995, the Company issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. These shares were canceled by the Company in December 1995. Also, in April 1995, the Company issued 24,162 shares of its common stock for 24,162 shares of its series B convertible preferred stock, and 83,030 shares of its common stock for professional services rendered and to be rendered. In September 1995, the Company issued 26,755 shares of its common stock as payment for the dividend on its series B convertible stock.

In March 1996, the Company issued 16,545 shares of its common stock as payment for the dividend on its series B convertible stock. In April 1996, the Company issued 1,456,329 shares of its common stock and paid $ 4,357,000 in cash in exchange for retiring $ 7.2 million of convertible debt. In July 1996, the Company issued 161,616 shares of its common stock and paid $ 250,000 in cash in exchange for retiring $ 500,000 of convertible debt. In September 1996, the Company issued 21,121 shares of its common stock as payment for the dividend on its series B convertible stock.

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets. Tooling costs for the Digital Home Theater are being capitalized, with amortization to begin production. The estimated useful service lives of the assets are as follows:

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

         Development Stage - The Company, currently in the development stage, has not yet received revenues from its planned principal operations and has continued to incur losses since its inception. The Company has an accumulated deficit of $24,456,389 as of September 30, 1996, including a loss of $934,134 during the quarter ended September 30, 1996. Management of the Company believes that it has sufficient funds to successfully complete its development program and to sustain its operations.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

2.       MERGER WITH DKY

         In February 1990, an agreement in principle was reached, as a result of which, on July 12, 1990, DKY, Inc. (DKY), the Company's majority stockholder, was merged into the Company. Pursuant to the terms of the agreement, all shares of common stock of DKY were exchanged for an aggregate 3,223,764 shares of the Company's common stock, which gave effect to the July 17, 1990 two-for-three reverse stock split and the March 1992 two-for-one stock split. The equal number of shares of the Company owned by DKY were canceled. Each share of DKY preferred stock (100 shares) was exchanged for one share of the Company's Series A Preferred Stock with a liquidation value of $1,000 per share. In addition, $300,000 was paid to the former stockholders of DKY as additional consideration for their common stock in DKY. Such merger has been treated as if it were a pooling of interests and has been recorded in the financial statements retroactively.

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         In July, 1996, the Company received $150,000 royalty income from a licensing agreement.

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On April 13, 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack") pursuant to which the Company has the right to acquire up to 50 percent of Tamarack's common stock representing 37.2 percent of the issued and outstanding voting securities of Tamarack. Under the terms of the agreement, the Company invested $1,000,000 in cash in Tamarack on the date of the agreement and, in July 1993 and October 1993, respectively, invested an additional $2,000,000 in the aggregate in Tamarack. As of March 1994, the Company owns 37.2 percent of the voting stock of Tamarack and has accounted for this investment under the equity method. Market value of the common shares is not readily ascertainable. The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of Tamarack, was $1,883,995. Such amount was being amortized over ten years and is reported in the statement of operations as Equity in Loss from Unconsolidated Affiliate. Amortization expense related to such goodwill for the fiscal years ended December 31, 1993, 1994, and 1995 was $94,840, $197,884 and
         $148,413 respectively. The Company issued 32,000 shares of common stock (valued at $109,120) for advisory services received in connection with the acquisition.

         In May 1994 the Company loaned Tamarack $1,500,000 with interest payable at 6 percent such loan is evidenced by a note and is unsecured. The loan is to be repaid from 5 percent of gross revenues or a public offering, whichever comes first, and in any event, not after September 30, 2000. In conjunction with this loan Tamarack issued a warrant for the purchase of common stock at a price of $5.00 per share or the offering price in the event of a qualified offering, whichever comes first. The number of warrant shares is to be determined by dividing the face amount of the loan by the exercise price. The Company is entitled to purchase 1,500,000 shares of common stock of Tamarack at a price of $.01 per share. Such purchase would result in Projectavision obtaining a controlling interest in Tamarack.

         On March 16, 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $60,000 was advanced to Tamarack on August 28, 1995 and $34,240 in October and November of 1995.

         The Company recorded a reserve against its investment in Tamarack of $300,000 at December 31, 1994 and at December 31, 1995 the Company took its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition, Tamarack continues to incur losses and its viability to achieve profitable operations is doubtful.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

               The following represents audited summarized financial information of Tamarack at December 31, 1994:

                  9 months ended December 31, 1994:

                      Other income                                              $        895,000
                      Costs and expenses                                               3,145,000
                                                                                ----------------
                      Net loss                                                  $     (2,250,000)
                                                                                ----------------

                  Balance Sheet at December 31, 1994:

                      Current assets                                            $        812,000
                      Noncurrent assets                                                  226,000
                                                                                ----------------
                      Total assets                                              $      1,038,000
                                                                                ================

                      Current liabilities                                       $        338,000
                      Other liabilities                                                1,508,000
                      Shareholders' deficit                                            ( 808,000)
                                                                                ----------------

                      Total liabilities and
                        shareholders' deficit                                   $      1,038,000
                                                                                ================

               The following presents the Company's proportional interest in the audited summarized financial information of Tamarack:

                  9 months ended December 31, 1994:

                      Other income                                              $        335,625
                      Costs and expenses                                               1,179,375
                                                                                ----------------
                      Net loss                                                  $       (843,750)
                                                                                ================

                  Balance Sheet at December 31, 1994:

                      Current assets                                            $        304,500
                      Non-current assets                                                  84,750

                      Total assets                                              $        389,250
                                                                                ================
                      Current liabilities                                       $        126,750
                      Other liabilities                                                  565,500
                      Shareholders' deficit                                             (303,000)
                                                                                ----------------

                      Total liabilities and
                        shareholders' deficit                                   $        389,250
                                                                                ================


PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)


               Tamarack has changed its year-end to conform to that of Projectavision. The following presents unaudited summarized financial information of Tamarack at March 31, 1994:

                  3 months ended March 31, 1994:                                     Unaudited
                                                                                     ---------

                      Other income                                              $        572,000
                      Costs and expenses                                               1,505,501
                                                                                ----------------
                      Net loss                                                  $      ( 933,501)
                                                                                ================

               The following presents the Company's proportional interest in the unaudited summarized financial information of Tamarack:

                  3 months ended March 31, 1994:                                     Unaudited
                                                                                     ---------

                      Other income                                              $        214,500
                      Costs and expenses                                                 564,563
                                                                                ----------------
                      Net Loss                                                  $      ( 350,063)
                                                                                ================

5.             PROVISION FOR ALLOWANCE ON ADVANCES

               The Company has made advances through July 31, 1995 in contemplation of an investment in a high technology company. The president of the Company is related to an individual who is an executive officer and director of Projectavision. Such advances aggregated $298,426 and have been fully reserved for at December 31, 1995.

6.             ASSIGNMENT AGREEMENT

               On March 19, 1990, an officer/stockholder of the Company entered into an assignment agreement with the Company whereby all rights, title and interest to the projection technology were assigned to the Company. The rights, title and interest to the United States patent and foreign patents relating to the projector technology under development by the Company were originally applied for by this officer/stockholder.

7.             EMPLOYMENT AGREEMENTS

               The Company has entered into employment agreements with several officers and directors. Aggregated minimum compensation under these agreements will be $360,000 per year through 1996.

               For the years ended December 31, 1992 and 1993, salary expense aggregated approximately $300,000 to its founders under the various employment agreements. For 1994 and 1995 salary expense was approximately $330,000 and $527,000 respectively.

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         On January 12, 1994, the Company received gross proceeds of $1,575,000 in connection with the sale of 200,000 shares of its common stock in a private placement effected pursuant to Regulation S of the Securities Act of 1933, as amended (Registration S). On February 9, 1994, the Company received an additional $1,381,250 of gross proceeds in connection with the sale of 250,000 shares of its common stock pursuant to a private placement effected under Regulation S. In connection with the February private placement, the Company also issued an additional 31,000 shares of its common stock in payment of private placement costs. During May, June, July and November, 1994 the Company received gross proceeds of $3,740,167 in connection with the sale of 920,860 shares of common stock in a series of private placements effected pursuant to Regulation S of the Securities Act of 1933, as amended (Registration S).

         In April 1995 the Company issued 83,030 shares of common stock for professional services.

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (Continued)

         On May 15, 1992, the Company issued 138,000 shares of its Series B Convertible Preferred Stock to various parties, of which 90,000 shares were issued to officers and directors of the Company. The shares have been recorded at the fair market value of the stock at the date of issuance. The Company issued 109,000 of the shares as compensation for services rendered and 20,000 and 9,000 were issued for future legal services and future office rental, respectively.

         On August 20, 1992, the Company issued 30,000 shares of its Series B Convertible Preferred Stock for future consulting services.

             On June 11, 1996, the Company issued 7,500 shares of Series C Preferred Stock for $ 7,500,000, resulting in net proceeds to The Company of $ 7,000,000 after fees. The Series C Preferred Stock converts into shares of Common Stock at a 25% discount of the average closing bid price of the Common Stock for the five (5) trading days immediately preceding the date of conversion. The holder of the Series C Preferred Stock has the right to convert into Common Stock as follows: 25% can be converted on or after November 1, 1996; 25% may be converted on or after January 1, 1997; 25% may be converted on or after March 1, 1997; and 25% may be converted on or after May 1, 1997. The Company, in accordance with the terms and conditions of the sale of the Series C Preferred Stock, registered the shares of Common Stock into which the Series C Preferred Stock is convertible in the third quarter of 1996. The Series C Preferred Stock pays dividends semi-annually, seven (7) business days after each of December 31st and June 30th of each year, which may be in cash or shares of Common Stock at the election of The Company. The dividend rate is 3% per annum of the liquidation value of $ 1,000.00 per share unt iland through June 30, 1997; 6% per annum from July 1, 1997 through June 30, 1998; and 8% per annum from July 1, 1998 and thereafter. To date, no shares of The Company's Series C Preferred Stock have been converted into Common Stock.

9.       CONVERTIBLE DEBT

         In February 1996 the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. Prior to maturity, holders of the convertible debt, after 60 days, may convert up to 50% of their convertible debt to common stock of the Company (no conversions may be made prior to 60 days). After 90 days, holders of the convertible debt may convert up to all of their convertible debt into common stock of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. In April 1996 the Company issued 1,456,329 shares of its common stock and paid $ 4,357,000 in cash in exchange for retiring $7.2 million in convertible debt. In July 1996, the Company issued 161,616 shares of its common stock and paid $250,000 in cash in exchange for retiring $0.5 million of convertible debt. There currently remains $ 2.3 million in convertible debt outstanding.

10.      STOCK OPTION PLANS

         Non-qualified Option Plan - The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant. The following is a summary of non-qualified option plan activity for the yeas ended December 31, 1995:

               OUTSTANDING AT DECEMBER 31, 1994                                               2,455,333
                                                                                             ----------
                  Granted                                                $1.875 - 4.38           68,000
                  Expired                                                                             -
                  Canceled                                                                    ( 312,500)
                  Exercised                                                                           -
                                                                                             ----------
               OUTSTANDING AT DECEMBER 31, 1995                                               2,210,833
                                                                                             ==========

                                      F-19

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 10.     STOCK OPTION PLANS (continued)

         Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase 1,000,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject to such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of September 30, 1996, no options have been granted under the Plan.


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

         As of December 31, 1994 and 1995, the composition of the Company's net deferred taxes was as follows:

                                                          1994                 1995
                                                         -----                 ----

               Deferred tax assets                   $   4,261,000        $   6,801,000
               Less valuation allowance                  4,261,000           (6,801,000)
                                                     ---------------    ---------------

               Net                                   $           -        $           -
                                                     ===============    ===============


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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         The Company entered into a sublease agreement for new premises which commenced on December 28, 1993 and expires on January 30, 1996. Upon the expiration of the sublease agreement, a lease agreement commences for a two year period. The future minimum rental commitments as of December 31, 1995 are as follows:

                  Year                              Amount
                 -----                              ------
                  1996                           $  253,112
                  1997                              257,554
                  1998                               21,462
                                                 ----------
                                                 $  532,128
                                                 ==========

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

13.      COMMITMENTS AND CONTINGENCIES (Continued)

         In June and August 1995 the Company was served with class action law suits, which have now been consolidated, alleging various federal securities laws violations primarily in connection with the Company's public disclosures. In July, 1996 the class action was denied by the court.

         In May, 1996 two of the eleven purchasers of the convertible debt commenced a lawsuit against the Company seeking an order to have their debt converted into common stock. One of the two purchasers settled their lawsuit with The Company in October, 1996. The litigation with the other debt holder remains outstanding.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes there to.

Liquidity and Capital Resources

     As of September 30, 1996, the Company had working capital of $7,897,017. To date, the Company has funded its operations primarily from sales of capital stock. In February, 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon an annual interest rate of 8%. The debt matures in three (3) years, at which time any of this debt then outstanding is to be repaid by the Company in cash or common stock, at the Company's option. In June, 1996 the Company issued 7,500 shares of Series C preferred stock for $ 7.5 million which netted $ 7 milllion after fees, the proceeds of which were primarily used to retire convertible debt.

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

     The Company intends to use the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theater (formerly the "Chameleon") projector. The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Digital Home Theater. All of the debt received in this offering was raised from institutional investors located in Belgium, Canada, Israel, Saudi Arabia, Singapore, Switzerland and England.

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

     The Company is in the development stage and, to date, its sole revenues have been $1,455,000. Of such revenues, $1,000,000 were derived from DARPA to develop certain projection technology for use in a high definition television projector and the balance, $455,000, from licensing agreements. The Company has substantially completed research and development with respect to the Digital Home Theater projector and, consequently, the Company does not presently anticipate that any significant expenditure of funds for research and development is necessary in order to complete the Digital Home Theater projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system. The Company is also expending research efforts in connection with testing the feasibility of the Company's thin screen. In addition, due to the inability of the Company's affiliate, Tamarack Storage Devices, Inc., to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company determined in the fourth quarter of 1995 to record a reserve of approximately $2,100,000 against its entire interest in Tamarack.

     Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $24,500,000 from its inception to September 30, 1996. The Company has continued to incur losses since September 30, 1996.

     As of September 30, 1996, the Company had available for Federal income tax purposes net operating and capital loss carry-forwards of approximately $19,000,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

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

     April 1, 1996 to June 30, 1996

     The Company had no revenue for the quarter ended June 30, 1996. The operating expenses for this period totaled $ 1,358,549, which included $ 245,068 for salaries paid or payable to officers and employees of the Company.

     July 1, 1996 to September 30, 1996

     The Company had $ 150,000 in license revenue for the quarter ended September 30, 1996. The operating expenses for this period totaled $ 1,269,239, which included $ 191,577 for research and development and $ 266,822 for salaries paid or payable to officers and employees of the Company.

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

                                           PROJECTAVISION, INC.



                                    By:    /s/ Marvin Maslow
                                           -----------------------------------
                                           Marvin Maslow
                                           Chief Executive Officer and
                                           Chairman of the Board of
                                           Directors

                                    By:    /s/  Jules Zimmerman
                                           -----------------------------------
                                           Jules Zimmerman
                                           Chief Financial Officer

Dated: November 19, 1996