Form 10-K405
period 1996-12-31
PROJECTAVISION INC
filed 1997-03-31
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ---      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         |X|      SECURITIES EXCHANGE ACT OF 1934
         ---
                       For the fiscal year ended December 31, 1996

(Mark One)                               OR
         ---
         | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 34-19218
                                                --------

                              PROJECTAVISION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      13-3499909
--------------------------------            ---------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

Two Penn Plaza, Suite 640
New York, New York                                         10121
-------------------------                                 --------
 (Address of principal                                    Zip Code
  executive offices)
                                 (212) 971-3000
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                               Title of each class
                               -------------------

                    Common Stock, Par Value $.0001 Per Share
                               Redeemable Warrants
                            Series B Preferred Stock


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  ---              ---
                            YES   |X|         NO   | |
                                  ---              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         On March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 34,098,839 based upon the average of the closing bid and asked prices of $ 2.065 as of March 13, 1997.

         As of March 13, 1997, 16,512,755 shares of the Registrant's Common Stock were outstanding.


                       Documents Incorporated By Reference

Document                                                  Where Incorporated
--------                                                  ------------------

 None.                                                            N/A

                                     PART I

Item 1. BUSINESS.

General

         The Company was formed to capitalize on, and generate revenues and profits primarily from a) the licensing of its proprietary patents, inventions, systems and technologies to manufacturers and b) the manufacture and sale of products based on its technology. The Company's first commercial video production system, its Digital Home Theatre(TM), is currently in production. The Company is in the business of identifying, developing, patenting, supporting, manufacturing and marketing technical innovations in the electronic display and information industry.

Video Projector

         The Company's technologies utilize liquid crystal displays (LCDs) and the new Texas Instruments Digital Light Processing (DLP) light engines as image sources in concert with the Company's proprietary dual-use projection system. This new generation technology differs significantly from conventional cathode ray tube ("CRT") technology, which has been used for the past fifty years in virtually all television and video systems. The Company anticipates that its technologies will be capable of producing giant screen displays that are bright and sharp, have rich color saturation and high contrast. The Company is the owner of five (5) United States patents, covering its technologies, and twenty-two (22) foreign patents around the world. Additional patent applications were filed by the Company in the United States in 1995 with respect to the Company's proprietary technologies. In addition, the Company has also filed for further patent protection in various foreign countries for improvement to its technologies and for protection of related technologies.

         The Company's patented technologies utilize LCDs and the Digital Micromirror Device ("DMD") developed by Texas Instruments as image sources in concert with the Company's dual-use proprietary projection system. These new generation solid state technologies differ significantly from conventional CRT technology, which has been used for the past fifty years in virtually all television and video systems.

         The Company has produced production prototypes of its Texas Instruments-based DMD projector and demonstration prototypes of its patented small, lightweight, solid state LCD television projector (the "Projectors"). The Company has also produced production prototypes of its patented dual-use front/rear screen projection television, which incorporates the Projector, known as the "Digital Home Theater (formerly the "Chameleon(TM)"). The Projector (either incorporated in the Digital Home Theater or standing alone) is capable of producing bright, full-color, high-quality television images. The Company has formed a non-exclusive strategic corporate alliance and entered into an OEM Agreement with Texas Instruments with respect to the Digital Home Theater. Specifically, this strategic alliance relates to the manufacture and distribution of the Digital Home Theater that will incorporate the DMD, which is a component of the DLP that has been developed by Texas Instruments. The Company has also entered into arrangements with third parties for the manufacture and production of its video projection systems which currently include the Projector and the proprietary Digital Home Theater mechanical and electronics designs.

         The Company intends to enter into arrangements with third parties for the marketing and distribution of its video projection systems. The Company has licensed, on a non-exclusive basis, its patented "depixelization" micro-optics which is applicable to a wide range of video projection systems, to Matsushita Electric Industrial Co., a Japanese company that distributes consumer electronic products in the U.S. under the Panasonic brand name, and to Samsung Electronics Co., a Korean company that distributes products under the Samsung brand name. These non-exclusive licenses offer consumer electronics manufacturers the right to use certain of the Company's patented technologies. The Company is seeking to enter into similar, non-exclusive patent license agreements for its depixelization and other technologies with other parties in a variety of markets. In addition to licensing its technologies for potential application in the television market, the Company also intends to offer licenses of its video projection technologies to commercial and military users. Other potential markets for the Company's technologies include medical imaging, CAD/CAE workstations, large format computer monitors, arcade games, video interactives, home shopping, video teleconferencing, sports entertainment viewing, education, training and advertising.

The Home Television Market

         The Company believes that one of the fastest growing segments of the color television market is Big and Giant screen televisions, which are defined as having a diagonal measurement greater than 27 inches and 32 inches, respectively. The size of the home consumer television market in the U.S. in 1996 exceeded 25 million televisions. Sales of large screen televisions increased approximately 29% in 1995 and 8% in 1996. It is this growing market segment of large screen televisions that the

Company is targeting. Almost all existing big screen color television screens rely on CRT-based technology. Big and giant screen televisions produce images in either direct-view, front projection or rear projection formats. In front projection, the projector is placed in front of the screen or surface on which the images are to be displayed, as is typically done with a slide or movie projector. In rear projection, the projector is placed in an enclosed cabinet and its video projection illuminates the back of a translucent screen. Direct-view CRT television currently can produce up to a 40" picture. Rear projection CRT televisions are capable of producing 80" diagonally measured pictures. Front projection LCD and DLP projectors can produce giant screen images up to 20 feet in size measured diagonally. The LCD and DLP solid state, tubeless projectors are smaller, and lighter weight than either direct-view, or rear projection models, and do not require a large dedicated space in the home. Direct-view televisions are capable of producing superior images than most existing front and rear projections systems. The Company believes that its technologies will be capable of producing giant screen images in both front and rear projection formats that will match or exceed the brightness of those produced in current screen projection systems. The Company's Digital Home Theatre, driven by Texas Instruments' DMD/DLP technology, provides SVGA resolution and performs as a giant screen computer monitor.

CRT Technology

         Most existing color televisions up to 35 inch screen size are CRT systems, the basis of virtually all televisions produced since the 1940s. CRT technology has certain inherent limitations for production of big screen picture displays, including size, weight and vacuum. As a practical matter, CRT television is not manufacturable in sizes exceeding 40 inches.

         The cost of producing cathode ray tubes and other aspects of the CRT technology used for big screen display is high. As a result, CRT-based big screen television generally is disproportionately more expensive than small screen size television.

The Company's Technologies

         The Company's LCD and DLP projection technologies combine the Company's patented optical and electronic processing systems with high brightness light sources and solid-state LCD panels, which serve as light valves. Use of LCDs and DLPs eliminate the cathode ray tube, which in big screen televisions is large, bulky, heavy and fragile. LCD panels and DMD semiconductors do not pose the health hazards of CRTs and are smaller, more compact, lighter and less fragile than cathode ray tubes. In reproducing images in color, CRTs generate X-ray radiation that may be harmful to persons who view the images at close range over long periods of time. Further, CRTs generate electro-magnetic fields of considerable magnitude. The physiological effects of these fields on persons who view the screens at close range is still under study. The use of LCDs or DMDs in the Company's projection systems will not result in the generation of X-rays or intense electro-magnetic fields.

         LCD television technology was first developed approximately 19 years ago. Unlike CRT technology, which is a mature technology that has been used for approximately the past 50 years in virtually all television and video projection systems, LCD technology is still being significantly refined and improved. Management anticipates that LCDs, like other solid-state devices, ultimately will be made more compact, durable, efficient and inexpensive. Like CRT-based color televisions, LCD-based color televisions are capable of displaying 525 scanning lines and 330 lines of resolution using standard NTSC broadcast signals. Since the Company's Projector will utilize commercially available LCD's, the resolution of its picture will be comparable to the resolution of other standard systems. LCD projection technologies presently contain certain inherent image quality limitations. The Company's patented technologies are designed to overcome these limitations and produce an image offering continuous tone photographic effect enabling substantially increased viewer perception of image quality when compared with LCD televisions that do not utilize the Company's depixalization system. The Company believes that its technologies overcome limitations in current LCDs that might otherwise limit the use of LCDs for standard NTSC and high definition television ("HDTV") displays and will improve the ability to display images comparable in quality to those currently produced by CRT-based projectors. A DLP projector combines DMD microchips with digital signal processing, memory, software, optical components, and an illumination source to create extremely bright, high resolution (SVGA) display systems.

         The Company is aware of the development by other companies of innovative flat panel and television systems. These technologies do not use CRT or projection to produce an image, but instead rely on other technologies including plasma, thin film electro-luminescence, solid-state lasers, light pipe systems, vibrating mirror systems, cold cathode screens, PLZT, FED (field emission display) and others.

The Projector

         The Company's Projector, which can be used in front and rear projection configurations and employs the Company's patented technologies, has the additional features described below:

         Picture Size - The picture size produced by an LCD and DLP television Projector using a front projection format can be varied continuously to exceed a 20 foot diagonal picture by changing the projection distance or adjusting the Projector's built-in zoom lens which allows 100% image size magnification.

         No Misconvergence - As a result of its single point image source, neither the LCD or DLP Projector requires alignment or convergence adjustment, which are required in CRT three lens projection television systems. Misconvergence is a common problem encountered in present video projectors that use CRTs, and can occur during shipping or moving of a projection system.

         Picture Quality - The Projector is capable of displaying large size images that show rich color saturation and high contrast and that are visible on a screen or white painted surface. Images displayed by the Company's demonstration prototype LCD Projector produces a continuous tone photographic effect enabling substantially improved image quality, which is the result of the virtual elimination of visible pixel structure.

         Size - The LCD Projector is intended to be small and lightweight, self-contained and portable, slightly larger than an ordinary shoe box and weighs less than fifteen (15) pounds. The Company expects that, when produced for sale, the Projector will be similar in size and weight, thus enabling the consumer to purchase only one Projector which may be carried easily from room to room or placed into multiple Digital Home Theatre-type systems in different rooms or homes.

         Other Features - The Company's Projector has a built-in television receiver and audio system, UHF and VHF tuning, and will be connectable to cable television or to an external antenna and may be operated by remote control. The Projector will be connectable to video games, video cassette recorders (VCRs), video disc players, home computers and the new DSS satellite systems.

The Digital Home Theater

         As noted above, the Company's first commercial video projection system will be the Digital Home Theater (formerly "The Chameleon"), a giant screen consumer product that will incorporate the Company's Projector and the DLP technology development by Texas Instruments. The Digital Home Theater, which is currently in production, will be 60" diagonal television that is a rear screen projection system that can also be used in a front projection configuration. Specifically, the Digital Home Theater's picture will be generated by the Company's lightweight, portable Projector, which can easily be removed by the consumer so that the Projector itself can be carried to a different location and be used to project an image on a wall, screen, or ceiling. The Digital Home Theater itself, which includes the Projector, is a relatively lightweight, easily assembled cabinet with a screen that is 60" in diagonal and 23" thick (front-to-rear measurement), and is a patented design of the Company.

Markets

         As noted above, the Company believes that one of the fastest growing segments of the color television market is big and giant screen televisions, which are defined as having a diagonal measurement greater than 27 inches and 32 inches, respectively. The size of the home consumer color television market in the U.S.
in 1996 exceeded 25 million televisions.

         It is this fast growing market segment of large screen televisions that the Company is targeting. In addition to the large screen home consumer market, the Company will seek to develop its projection technology for application in a variety of other markets. Described below, in no particular order, are some of the other video display markets to which the Company believes its projection technologies may be particularly suited. However, there can be no assurance that the Company will be able to successfully develop products for use in these or any other areas.

         o Military/Federal - including land and ship command and control centers; in field briefing; cockpit instrumentation for aircraft, ships and land vehicles; intelligence community uses; archival storage and retrieval systems.

         o Commercial/Office - product and sales demonstrations; seminars; replacement of CRT computer monitors.

         o Computer Monitors - replace CRT's for large screen use by groups of people.

         o CAD/CAM - computer assisted design and computer assisted manufacturing, including large image computer work stations.

         o Medical Imaging - on site and offsite diagnostic functions; large screen surgical demonstration.

         o Video Teleconferencing - business meetings and product demonstrations.

         o Education and Training - classroom and large audience presentations.

         o Movie Theater and Sports Bars - sports and other entertainment viewing.

Research and Development

         From the Company's inception in September, 1988 through December 31, 1996, the Company has invested approximately $5,800,000 for research and development of its technology. The Company has constructed production prototypes and completed substantially all research and development activities in connection with the Projector and the Digital Home Theater, although certain refinements are still ongoing, including optimizing picture brightness. The Company has and continues to explore the feasibility of using light valves other than LCDs in its projection technologies.

         Manufacturing, Marketing, Licensing and Other Activities

         With respect to the Digital Home Theater, the Company is engaged in discussions with national audio-video retailers who have expressed an interest in distributing the Company's manufactured product. The Company also intends to market its patented technologies to major consumer electronics manufacturers/marketers.

         Texas Instruments Memorandum of Understanding

         In September, 1996 the Company entered into an OEM agreement between the Company and Texas Instruments to incorporate Texas Instruments' DLP projection technology for use in the Company's consumer projection television system, the Digital Home Theater. The Digital Home Theater, which will feature projection technologies from both the Company and Texas Instruments, is a single system that has both front and rear projection capabilities as well as offering standard or wall-sized images for television and Super VGA computer displays.

         Samsung License

         In November, 1994, the Company entered into a non-exclusive license agreement with Samsung Electronics Co. of South Korea, providing Samsung the right to use the Company's patented depixelization and brightness video projection technology. Samsung Group is one of Korea's largest industrial companies. The disclosure of the terms and conditions of the Samsung License are expressly subject to strict confidentiality provisions set forth in such license.

         Matsushita License

         In March, 1993, the Company entered into a patent license agreement with Matsushita Electric Industrial Co., Ltd. ("Matsushita") which granted Matsushita the right to use the Company's patented depixelization video projection technology in connection with the manufacturing and marketing of an advanced tubeless consumer television system in the United States (the "Matsushita License"). Matsushita distributes consumer electronics products in the United States under the brand names "Panasonic," "Quasar" and "Technics." The disclosure of the specific terms and conditions of the Matsushita License, are expressly subject to strict confidentiality provisions set forth in the Matsushita License.

         Tamarack Investment

         In April, 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack"), a spin-off development stage company of the Microelectronics and Computer Technology Corporation, a research consortium of leading U.S. technology companies of which the Company is a member. Tamarack which was established to commercialize holographic storage technology for various uses such as for the personal computer workstation, commercial storage and the consumer electronics market. Pursuant to the April 1993 agreement, the Company acquired approximately 37% of Tamarack's issued and outstanding voting securities. In addition, since Tamarack did not achieve certain revenue benchmarks by the end of the first calendar quarter of 1995, the Company exercised its right in March, 1996 to purchase, for minimal consideration, additional shares of Tamarack's Common Stock such that upon effecting such purchase, the Company assumed ownership of approximately 52% of Tamarack's issued and outstanding voting securities.

         In May, 1994, the Company loaned Tamarack an additional $1,500,000 and in connection therewith also received warrants to purchase additional shares of Tamarack's common stock, the precise amount of which is dependent upon the timing and pricing of a future equity offering by Tamarack. From August through December of 1995, the Company advanced an aggregate of an additional $97,339 either directly to or for the benefit of Tamarack for general working capital purposes. Due to Tamarack's inability, to date, to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company has recorded a reserve against its entire investment in Tamarack, including the loan of $1,500,000. In November, 1996, the Company loaned Tamarack an additional $100,000 which has not been reserved, since repayment is to be made in 1997 out of funds coming from the United States Government's Advanced Research Projects Agency ("ARPA"). Presently Tamarack is participating in a Dept. Of Energy Crada Award with the Los Alamos National Laboratory in Los Alamos, New Mexico to develop the recording media necessary to produce holographic recordings.

Proprietary Rights

          Projectavision is the owner of five (5) United States patents and twenty-two (22) foreign patents in a number of countries and has patent applications pending in numerous industrialized nations around the world. The Company has filed for further patent protection in the United States and in various foreign countries for improvements in its technologies. Specifically in 1995, the Company filed separate patent applications covering its thin screen system, collimation increasing means, light splitting means, input lens arrays on opposite sides of the image forming element, double input lens array, real illumination polarized screen and brightness enhancing technologies. Applications covering such technologies have also been filed in Canada, China (People's Republic), Europe (E.P.O.), India, Japan, Mexico, South Korea and Taiwan. Also in 1995, three additional "design" patent applications were filed in the United States covering

Projectavision's rear screen technology systems. Rear screen technology utility applications were also filed in Canada, China (People's Republic), Europe (E.P.O.), India, Japan, Mexico, South Korea and Taiwan. Notwithstanding the Company's patent or pending patent applications, there can be no assurance that others have not developed such technologies without the Company's knowledge, or that such pending applications will be allowed or that others will not independently develop similar technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. Even though the Company has been issued patents, challenges may be instituted by third parties as to the validity, enforceability and infringement of the patents. In the event that if others are able to design around the Company's patents, the Company's business could be materially and adversely affected. In addition, in the event the Company's products are based upon the DLP developed by Texas Instruments, the Company will also be dependent to a certain extent on the efficacy of Texas Instruments' patents relative to the DLP, of which there can be no assurance. The Company has not conducted any independent analysis of the patents owned by Texas Instruments relating to the DLP.

         The cost of the litigation to uphold the validity and enforceability and prevent infringement of the Company's patents can be substantial. The Company's patent counsel, Anderson Kill & Olick, PC, has conducted a study to determine whether the manufacture, use or sale in the United States of the projector would infringe patents of others. The study reviewed patents covering active matrix LCDs, optics and LCDs and various electronic and optical components used in conjunction with such combinations. Counsel has determined that the combination of features disclosed in the Company's patent application would not constitute literal infringement of the patents reviewed.

         Counsel also has reviewed certain of the patents covered by the literal infringement study to determine whether the combination of features described in the Company's application would infringe such patents under the doctrine of equivalents. Under this doctrine, a product which does not literally infringe a patent because it does not have all features of any of the patent claims might, nevertheless, be deemed to infringe such patent, if and only if the difference between the patented product and accused products are insubstantial. Counsel has concluded that the combination of features described in the Company's patent application would not infringe any of the patents included in counsel's doctrine of equivalents study under the doctrine of equivalents. With respect to those patents which were not included in the doctrine of equivalents study, counsel has advised the Company that even if the combination of features described in the Company's application would infringe such patents under the doctrine of equivalents it is likely that either (i) suitable non-infringing alternative components would be available, or (ii) the Company will be able to obtain a license from the owner of such patent. In order for the Company to obtain such a license it may be necessary for the Company to grant a cross license of the Company's patent-pending technology to a potential licensor.

         Counsel also has reviewed the patents to determine whether the components of the Projector set forth in the Company's patents constitute literal infringement of the other patents reviewed. Counsel has concluded that the manufacture, use or sale in the United States of the Projector including such components would not constitute literal infringement of the patents reviewed; however, Counsel will not be able to determine whether the components of the Projector would infringe the remaining patents reviewed until certain components to be used in the Projector are definitively selected. Counsel has not reviewed the patents to determine whether the components of the Projector disclosed in the Company's patent application would constitute infringement of the patents directed to such components under the doctrine of equivalents. However, counsel has advised the Company that, as a matter of law, any component purchased from a seller in the normal course of business ("off the shelf") is purchased with a warranty from the seller that such component does not constitute literal or equivalents infringement of patents of others. In addition, counsel has advised that if the Company arranges to have certain components manufactured to its specifications and, therefore, is not deemed to have purchased such components off the shelf it is likely that either (i) the seller of such component will indemnify the Company from patent infringement claims, or (ii) the Company will be able to obtain a license from the owner of the patent which is infringed. However, there can be no assurance that the Company will enter into any such arrangements and if the Company is unable to enter into such arrangements, its business may be adversely affected.

         In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established or that others will not independently develop similar or superior technologies. The Company routinely requires employees, Directors, consultants and other third parties to whom confidential information has been or will be disclosed, to agree to keep the Company's proprietary information confidential and to refrain from using such information in any manner that is adverse to the Company's interest. However, there can no assurance that such agreements will be complied with or will be enforceable.

         The Company is the owner of the trade name Projectavision, Inc. This mark was registered by the United States Patent and Trademark Office on February 4, 1997.

         The following Trademark applications have been filed:


TRADEMARK                                   COUNTRIES                                            STATUS
---------                                   ---------                                            ------

DHT and DIGITAL                             U.S.A.,Europe, Japan, Korea,                         Pending
 HOME THEATER                               Taiwan, India, China, Canada
                                            Mexico, Brazil, Chile, Peru
                                            and Argentina

COMPUTER THEATER                            U.S.A.                                               Pending

KANGAROO                                    U.S.A.                                               Pending

CHT                                         U.S.A., and Taiwan                                   Pending

COMPUTER HOME THEATER                       U.S.A., and Taiwan                                   Pending

         Generally, pending trademark applications significantly inhibit the ability of a third party to obtain registration for identical or similar marks to those of the Company's during the pendency of application. However, the specific trademark laws in each of the countries vary.

         The Company also registered the trademark PROJECTAVISION in Japan on October 31, 1995. Intent-to-Use applications for this mark have also been filed in European Countries, Korea, Taiwan, India, China, Canada, Mexico, Chile, Peru, Argentina and Brazil. In addition to the trademark PROJECTAVISION, the Company has applied for registration of several Intend-to-Use trademark applications various countries.

         On April 7, 1995, Eugene Dolgoff, a founder of the Company and its former Chief Scientist, filed suit against the Company alleging, among other things, certain ownership rights with respect to the Company's technologies. See
Item 3 "Legal Proceedings."

Competition

         The television and video display industry is highly competitive, although its patents and technologies are additive, the Company believes that in many instances it will be directly competitive with consumer electronics manufacturers. To the extent the Company does encounter competition, most of the Company's competitors and potential competitors have and will have far greater financial resources, research and development facilities, manufacturing and marketing experience, distribution and sales networks, established customer bases, and greater brand name recognition than the Company currently has. Although there can be no assurances, the Company expects that it will be able to compete successfully against its competitors on the basis of its proprietary projection technologies and patent portfolio, product size and weight, price and picture quality. The Company plans to enter into arrangements for the manufacture, marketing and distribution of the television Projector with third parties which have established capabilities in those areas. However, there can no assurance that the Company will be able to compete successfully or enter into or maintain such arrangements on acceptable terms or at all.

         The Company is aware of other companies who have developed projection technologies that may function without the Company's principal technologies, and may become competitive, including Everex(R), Comtech/RAF/Flask(R), Kopin(R), Kuraray(R), Microsharp/Nashua(R), and others. In addition, other companies are developing variations of video projectors which may not necessarily rely on the Company's technologies for image improvement. These include Sharp Corporation(R), GE(R), Telex(R), Epson(R), Toshiba(R), Hitachi(R), Sanyo(R), JVC(R), Philips(R), Eiki(R), Infocus(R), In-View(R), Proxima(R), 3M(R) and others. Although the Company believes that its projection technologies (and those technologies of Texas Instruments to be employed with the Digital Home Theatre) have distinct advantages over the technologies developed by these companies, there can be no assurance that the Company's competitors have not or in the future will not develop technologies, projectors and other products that are of the same or better quality than those developed and produced by the Company. There can be no assurance that the Company will be able to overcome the far greater financial resources, manufacturing, distributing, marketing, sales and other resources of these competitors.

         In addition to development of the Digital Home Theater and the television Projector as a consumer item, the Company intends to pursue other applications of its projection technologies in a variety of other commercial industries and markets. Many of these areas are highly competitive. Most of the Company's competitors and potential competitors in these areas have and will have far greater financial resources, research and development facilities, manufacturing and marketing experience, distribution and sales networks, established customer networks, and greater name recognition than the Company currently has. There can be no assurance that the Company will be able to overcome these factors.

Government Regulations

         The Food and Drug Administration ("FDA") of the U.S. Department of Health and Human Services regulates television radiation emissions. State and local governments also may regulate television radiation emissions. Compliance with these regulations, or exemptions therefrom, will be necessary prior to commencement of marketing of the Projector and the Digital Home Theater. The Company believes that the Projector and the Digital Home Theater will comply with applicable regulations. Current FDA regulations do not require FDA review or approval prior to the manufacturing or marketing of the Projector or the Digital Home Theater. If the Company's technology is used in the medical imaging market, it may have to comply with FDA requirements pertaining to medical devices, including possible extensive premarketing approval requirements. If the Company is required to obtain premarketing approval from the FDA, use of the technology in the medical imaging market could be significantly delayed and the cost of obtaining such approval could be substantial.

         The Company will not be permitted to sell the Projector and the Digital Home Theater in certain states without obtaining UL listing, which the Company will seek to obtain.

         The Company is unable to predict the extent of any governmental regulation which might arise from future United States or foreign legislative or administrative action.

Personnel

         As of March 13, 1997, the Company employed twelve (12) persons, all of whom provide management and administrative services on a full-time basis. The Company also has consulting arrangements with a number of engineers who assist the Company in research and development. The Company also employs its Chief Financial Officer pursuant to a consulting agreement. See "Employment Agreements."

Change in Officers

         In February of 1995, Mr. Eugene Dolgoff was terminated as an employee of the Company and in March of 1995 Mr. Dolgoff was terminated as an officer of the Company for cause. Subsequently, on April 7, 1995, Mr. Dolgoff filed suit in the Supreme Court of the State of New York against the Company, certain directors and employees of the Company alleging, among other things, wrongful termination and breach of his employment contract. See Item 3 "Legal Proceedings."

         In September, 1996, Martin Holleran, the President and Chief Operating Officer of the Company since November of 1993, became Chief Executive Officer of the Company. Upon becoming Chief Executive Officer, Mr. Holleran retained the title of President, but did not keep the title of Chief Operating Officer. Prior to September, 1996, Marvin Maslow had been the Chief Executive Officer of the Company since inception of the Company. Mr. Maslow remains as Chairman of the Board of the Company. In connection with these executive changes, the Company entered into new six (6) year employment agreement with each of Mr. Holleran and Mr. Maslow effective March 1, 1997. See Item 10, "Directors and Executive Officers of the Registrant."

         The Company believes that its employee relations are satisfactory, notwithstanding a charge of discrimination that was filed against the Company and settled and which was related solely to the actions of Mr. Dolgoff. See Item 3, "Legal Proceedings."

Item 2. PROPERTIES

         The Company presently leases approximately 12,000 square feet of office space for executive and research facilities at Two Penn Plaza, Suite 640, New York, NY 10121. These facilities were originally subleased from an unaffiliated party at a rate of approximately $17,000 per month. The sublease expired on January 30, 1996, at which time, the Company entered into a direct lease with the landlord for the same premises until January 31, 1998 at a rent of approximately $21,500 per month. The Company is presently seeking to extend the term of its current lease.

Item 3. LEGAL PROCEEDINGS

         In January 1996, Mr. and Mrs. Eugene Dolgoff sued the Company and certain members of the Board of Directors in the Chancery Court in the State of Delaware, and in connection therewith moved to preliminarily enjoin the Company's annual stockholders' meeting scheduled for February 29, 1996. The Dolgoffs alleged, among other things, manipulation of the election process and breaches of the Company's charter documents. The Dolgoffs' request to preliminarily enjoin the meeting was denied. A settlement agreement has been entered into between the Company and the Dolgoffs, which includes, among other things, the Company taking steps to move one of its Directors from one class to another class so as balance the size of its three (3) classes of directors. A hearing with respect to the settlement agreement has been scheduled before the Delaware Chancery Court for May 23, 1997.

         In May 1996, two of the eleven purchasers of the convertible debt issued by the Company in the first quarter of 1996 commenced a lawsuit against the Company in New York State Supreme Court seeking an order to require the Company to convert their debt into common stock. After the plaintiff's motion for summary judgement was dismissed, one of the two purchasers settled their lawsuit with the Company in October, 1996. The litigation with the other debt holder remains outstanding. The Company believes that it has meritorious defenses with respect of all of the remaining debt holder's claims and intends to vigorously defend the litigation. A motion to discussion for lack of jurisdiction is currently pending before the U.s. District Court in Florida.

         In June 1996, a suit was filed by an individual investor against the Company and Marvin Maslow alleging fraudulent inducement in connection with the plaintiff's purchase of the Company's securities. The Company believes that it has meritorious defenses with respect to all of the plaintiff's claims and intends to vigorously defend the litigation. A motion to dismiss for lack of jurisdiction is currently pending before the U.S. District Court in FLorida.

         In April 1995, the Company and Jules Zimmerman, Richard Hickok, Dr. Craig Fields, Marvin Maslow, Martin Holleran, and Sherman Langer (in his capacity as an employee of the Company) were sued by Eugene Dolgoff, a former officer, Director and employee of the Company in New York State Supreme Court. Mr. Dolgoff alleged claims for breaches of his employment agreement, wrongful discharge, tortious interference, libel and slander, declaratory relief with respect to the ownership of certain of the Company's technologies, claiming that he has certain rights with respect to the Company's technologies, breach of contract with regard to a patent assignment agreement, a constructive trust or unjust enrichment, replevin, conversion, to obtain access to corporate records, and for a declaration regarding his status as an officer, and seeks damages, punitive damages and equitable relief aggregating in excess of $100 million. In April of 1996, the New York State Supreme Court issued an order and opinion which (i) disqualified the Company's litigation counsel, Anderson, Kill & Olick, P.C. ("Anderson, Kill") on the basis that Anderson, Kill had a conflict of interest vis-a-vis Mr. Dolgoff, (ii) substantially denied the Company's motion to dismiss Mr.

Dolgoff's entire complaint, and (iii) denied Mr. Dolgoff's motion to have a receiver appointed.

         The Company appealed the New York Supreme Court's decision regarding the disqualification of Anderson, Kill and the denial of its motion to dismiss Mr. Dolgoff's complaint. Mr. Dolgoff appealed the New York Supreme Court's denial of his motion to have a receiver appointed. In January of 1997, the Supreme Court of the State of New York Appellate Division First Department (the "First Department") affirmed the lower court's disqualification of Anderson, Kill, and the lower court's denial of the Company's motion to dismiss, but also ordered that a receiver be appointed to protect whatever interest, if any, Mr. Dolgoff may ultimately be able to prove that he has in any of the inventions that Mr. Dolgoff assigned to the Company. At the present time, neither the nature, nor scope, nor authority, nor term of the receivership has been determined, all of which will be decided by the New York State Supreme Court, which initially denied Mr. Dolgoff's motion for a receivership. In addition, at this time, neither the Appellate Court, nor any other court, has determined that Mr. Dolgoff has any proof to support his claims; the Appellate Court has merely reaffirmed the lower court's decision that, at this preliminary stage of the litigation, Mr. Dolgoff's complaint has satisfied procedural pleading requirements. The Company, which vigorously denies all of Mr. Dolgoff's allegations, believes that it has meritorious defenses with respect to all of Mr. Dolgoff's claims and intends to vigorously defend the litigation. Moreover, since the institution of the litigation by Mr. Dolgoff, new facts have come to the attention of the Company. As a consequence, the Company intends, in the near future, to seek leave from the Court to amend its pleadings and file counterclaims against Mr. Dolgoff, his affiliated companies, Breakthrough Enterprises, Inc. and Floating Images, Inc., and members of the board of directors of those entities, for fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations. The Company also intends, in connection with amending its pleadings, to seek injunctive relief and a constructive trust, in addition to monetary damages in excess of $200 million from Mr. Dolgoff and others.

         In June of 1995 and August of 1995, two class action suits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995, the plaintiffs in the second action joined as plaintiffs in the first action and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice and the plaintiffs were given an opportunity to replead. New pleadings have now been submitted to the Court by the plaintiffs. The class action suit now alleges numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleges claims for common law fraud and deceit. In response, the Company and the individual defendants have submitted motions to dismiss the action. These motions are pending before the Court.


         Except as set forth above, the Company is not presently a party to any litigation nor, to the knowledge of management, is any material litigation threatened against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, Redeemable Warrants and Series B Preferred Stock are quoted on NASDAQ under the following symbols:

         Common Stock:                         PJTV
         Redeemable Warrants:                  PJTVW
         Series B Preferred Stock:             PJTVP

         The Common Stock and Redeemable Warrants were initially registered and traded as Units and were not separately transferrable until August 24, 1991. The Units commenced trading in the over-the-counter market on the closing of the Company's initial public offering on August 1, 1990.

         On February 27, 1992 the Company announced a two-for-one stock split, effective March 2, 1992. Accordingly, all quoted prices for the Company's securities commencing with the first quarter of 1992 are adjusted to reflect the March 1992 two-for-one stock split.

         The Series B Preferred Stock was initially registered on September 9, 1992 in connection with the Company's Redeemable Warrant incentive program (the "Warrant Incentive Program"). Prior to that time, there was no public market for the Series B Preferred Stock. Pursuant to the Warrant Incentive Program, holders of the Company's Redeemable Warrants who exercised their Redeemable Warrants within 65 days after September 9, 1992 received one (1) share of Series B Preferred Stock for every three (3) Redeemable Warrants exercised. In connection with the Warrant Incentive Program, the Company issued 246,452 shares of Series B Preferred Stock.

         The Common Stock, Redeemable Warrants and Series B Preferred Stock of the Company are traded in the over-the-counter market and are quoted on the NASDAQ inter-dealer automated quotations system. There is no public trading market for the Company's Series A Preferred Stock (of which there is only one
(1) holder), Series C Preferred Stock (of which there is only one (1) holder), or Series D Preferred Stock (of which there are only two (2) holders). The high and low bid quotations for the Common Stock, Redeemable Warrants and Series B Preferred Stock for each full quarterly period for the fiscal years ending December 31, 1995 and December 31, 1996 and for the first quarter of 1997 through March 13, 1997 are listed below:

                          COMMON STOCK       WARRANTS          PREFERRED STOCK
1995 Calendar Quarter     Quoted Bid Price   Quoted Bid Price  Quoted Bid Price
---------------------     ----------------   ----------------  ----------------
                          High     Low       High     Low      High      Low
                          ----     ---       ----     ---      ----      ---

First Quarter              3.67    2.50       4.17    2.67      4.00     3.04
Second Quarter             3.30    1.81       3.17    1.33      3.58     2.29
Third Quarter              3.90    2.54       4.38    2.50      4.13     2.92
Fourth Quarter             5.52    3.44       7.83    5.33      5.83     4.25

                          COMMON STOCK       WARRANTS          PREFERRED STOCK
1996 Calendar Quarter     Quoted Bid Price   Quoted Bid Price  Quoted Bid Price
---------------------     ----------------   ----------------  ----------------
                          High     Low       High     Low      High      Low
                          ----     ---       ----     ---      ----      ---

First Quarter             4.56     4.00       5.25    5.00     6.00      5.00
Second Quarter            3.56     2.19       4.00    3.25     4.00      3.00
Third Quarter             4.00     2.81       6.13    4.25     4.50      4.00
Fourth Quarter            3.69     2.56       6.50    5.50     3.50      2.75


                          COMMON STOCK       WARRANTS          PREFERRED STOCK
1997 Calendar Quarter     Quoted Bid Price   Quoted Bid Price  Quoted Bid Price
---------------------     ----------------   ----------------  ----------------
                          High     Low       High     Low      High      Low
                          ----     ---       ----     ---      ----      ---

First Quarter (through
March 13, 1997)           3.47     2.00      5.50     2.00     3.75      2.25


         On March 13, 1997 the closing bid and asked prices of Common Stock as reported on the NASDAQ system were $2.00 and $2.13 per share, respectively. On March 13, 1997, the closing bid and asked prices of Warrants as reported on the NASDAQ system were $2.00 and $4.00 per Warrant, respectively. On March 13, 1997, the closing bid and asked prices of Series B Preferred Stock on the NASDAQ system were $2.25 and $2.63, respectively.

         On March 13, 1997 there were 408 holders of record of Common Stock and 16,512,755 shares of Common Stock issued and outstanding; 4 holders of record of Redeemable Warrants and 36,133 Warrants issued and outstanding; and 7 holders of record of Series B Preferred Stock and 351,258 shares of Series B Preferred Stock issued and outstanding.

         No cash dividends have been paid by the Company and management does not anticipate paying cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below is derived from the more detailed financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with such financial statements and related notes.

Statements of Operations Data

                                                                                                  For the Period
                                                                                                    September 9,
                                                                                                   1988 (Date of
                                                                                                   Incorporation)
                                                     For the Years Ended December 31,              to December 31,
                              1992           1993         1994          1995            1996             1996
                           -----------   ------------  -----------   -----------     -----------    --------------
Revenues                   $     -0-     $   105,000   $     -0-     $   200,000    $   150,000     $  1,455,000

Research and
Development                $   346,797   $   276,215   $   827,660   $   608,651    $ 2,389,329     $  5,811,252

Net Loss                   $(2,002,795)  $(2,730,242)  $(5,632,283)  $(6,471,638)   $(9,047,560)    $(29,368,430)

Net Loss per Share Attributable to Common
Shareholders               $   (.27)     $   (.26)     $   (.47)     $   (.51)      $    (.86)

Average Number of Shares
 Outstanding                 7,324,332    10,449,499    11,895,648    12,606,678     13,586,705


Balance Sheet Data

                                                                       December 31,
                             ------------------------------------------------------------------------------------------------------
                                1992                  1993                   1994                  1995                  1996
                                ----                  ----                   ----                  ----                  ----

Working capital              $ 4,346,665           $ 5,181,003            $  6,659,132         $  3,341,425          $    3,421,387

Total assets                 $ 4,508,374           $ 8,300,501            $  9,850,523         $  4,168,415          $   10,132,488

Total liabilities            $   162,620           $   390,580            $    236,473         $    485,710          $    3,690,443

Accumulated deficit          $(5,486,707)          $(8,216,949)           $(14,015,013)        $(20,641,044)         $  (32,323,935)

Stockholders'                $ 4,345,754           $ 7,909,921            $  9,614,050         $  3,682,705          $    6,442,045
 equity

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto in Item 14 hereof.

Liquidity and Capital Resources

         As of December 31, 1996, the Company had working capital of $3,421,387. To date, the Company has funded its operations primarily from sales of capital stock.

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

         The Company intended to use the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theatre.

      In June, 1996, the Company completed a private placement of 7,500 shares of a newly created Series C Convertible Preferred stock for $ 7.5 million which resulted in net proceeds to the Company of $7 million after paying investment banking fees. The proceeds of this private placement were used primarily to retire unconverted portions of the convertible debt which the Company issued in February of 1996. There currently remains $1.5 million of convertible debt as of March 13, 1997, all of which is held by one entity with whom the Company is currently in litigation. See Item 3 "Legal Proceedings." At the present time, 5,625 shares of this Series C Preferred Stock are eligible for conversion (4,210 of which have been converted into an aggregate of 2,226,186 shares of the Company's Common Stock) and the remaining 1,750 shares of Series C Preferred Stock will be eligible for conversion on Mary 1, 1997. All shares of Series C Preferred Stock are convertible at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series C Conversion Price"); provided, however, that in the event that the Series C Conversion Price is less than $1.50 per share, then under no circumstances can shares of Series C Preferred Stock be converted into the Company's Common Stock until such time as the Series C Conversion Price exceeds $1.50 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate

$12,500,000 in projector revenues during the period January 1, 1997 through June 30, 1997, then the Series C Conversion Price shall be reduced by $.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series C Conversion Price shall be reduced by $.50.

         In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $3,500,000, resulting in net proceeds to the Company of $3,500,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock as follows:
8,750 shares on or after May 1, 1997; 8,750 shares on or after July 1, 1997; 8,750 shares on or after September 1, 1997; and 8,750 shares on or after November 1, 1997. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series D Conversion Price"); provided, however, that in the event that the Series D Conversion Price is less than $2.00 per share, then under no circumstances can shares of Series D Preferred Stock be converted into the Company's Common Stock until such time as the Series D Conversion Price exceeds $2.00 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $12,500,000 of projector revenues during the period January 1, 1997 through June 30, 1997, then the Series D Conversion Price shall be reduced by $.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series D Conversion Price shall be reduced by $.50.

         The Company intends to use the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theatre.

         The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Digital Home Theater.

         The Company is in the development stage and, to date, its sole revenues have been $1,455,000. Of such revenues, $1,000,000 were derived from a government agency to develop certain projection technology for use in a high definition television projector and the balance, $455,000, from licensing agreements. The Company has substantially completed research and development with respect to the Digital Home Theatre and the Projector, and, consequently, the Company does not presently anticipate that any significant expenditure of funds for research and development is necessary in order to complete the Digital Home Theater and the Projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system. The Company is also expending research efforts in connection with testing the feasibility of the Company's thin screen. In addition, due to the inability of the Company's affiliate, Tamarack Storage Devices, Inc., to commercialize its holographic storage technology and Tamarack's current lack of prospects in the near future, the Company determined in the fourth quarter of 1996 to record a reserve of approximately $2,100,000 against its entire interest in Tamarack. The Company loaned Tamarack and additional $ 100,000 in November, 1996 which has not been written off, since the funds are to repaid in March 1997 following receipt of funds from DARPA.

         Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $29,368,430 from its inception to December 31, 1996. The Company has continued to incur losses since December 31, 1996.

         As of December 31, 1996, the Company had available for Federal income tax purposes net operating and capital loss carryforwards of approximately $21,000,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

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



         January 1, 1994 to December 31, 1994

         The Company has no revenue for the twelve months ended December 31, 1994. The Company incurred cash expenses of $3,843,063. The Company also incurred non-cash expenses of

$257,250 during this period relating to the issuance of stock for services incurred for salaries paid or payable to officers and employees of, and consultants to, the Company as compensation for services rendered to the Company. The Company also recorded its proportional share of the loss of Tamarack of $1,691,697.

         January 1, 1995 to December 31, 1995

         The Company had revenues of $200,000 for the twelve month period ended December 31, 1995, all of which was from licensing agreements. During this period, the Company incurred cash expenses of $3,873,607. The Company also incurred non-cash expenses of $3,160,138 during this period relating to the issuance of stock for services incurred for salaries paid or payable to officers and employees of, and consultants to, the Company as compensation for services rendered to the Company, and the aforementioned reserve of the Company's interest in its affiliate, Tamarack Storage Devices, Inc.

         January 1, 1996 to December 31, 1996

         The Company had revenues of $150,000 for the twelve month period ended December 31, 1996, all of which was from licensing agreements. During this period, the Company incurred cash expenses of $6,884,343. The Company also incurred non-cash expenses of $ 2,071,933 during the period relating to the issuance of warrants and options as compensation for services rendered to the Company and for the early retirement of debt. The Company also recorded $2,357,188 in dividends on the Series C Convertible Preferred Stock in connection with recognizing the discount on the conversion feature.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following Item 14 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are listed below, followed by a brief description of their business experience during the past five years.

                                                                         Term



Name                                Age              Position                                     Expires
----                                ---              --------                                     -------

Marvin Maslow                        59              Chairman of the Board                         1999
                                                      of Directors


Martin Holleran(1)                   54              President, Chief Executive
                                                      Officer and Director                         1997

Martin D. Fife(1)                    69              Director                                      1997

Craig I. Fields(2)                   50              Director                                      1997

Richard S. Hickok(1)                 71              Director                                      1997

Arthur Lipper III                    65              Director                                      1998

Jules Zimmerman                      62              Chief Financial Officer,                      1999
                                                      Secretary and Director

Sherman Langer                       50              Director                                      1999

-----------------
(1) Director is being nominated for re-election for a three (3) year term at the 1997 stockholders' meeting.

(2) Director is being nominated for re-election for a one (1) year term at the 1997 stockholders' meeting.

         Marvin Maslow, a co-founder of the Company, has served as Chairman of the Board of Directors of the Company since its inception. Mr. Maslow also served as the Company's Chief Executive Officer from inception through September 30, 1996, when he voluntarily resigned as Chief Executive Officer of the Company, endorsing the appointment by the Board of Mr. Martin Holleran as Chief Executive Officer of the Company. Mr. Maslow also served as an officer and a director of DKY, Inc. ("DKY"), the Company's predecessor in interest from October 1988 until June 12, 1990, when DKY was merged into the Company. Mr. Maslow also served as Chief Financial Officer of the Company from its inception until the consummation of its initial public offering in August, 1990.

         Martin J. Holleran, has served as President of the Company since November, 1993. On September 30, 1996, Mr. Holleran became Chief Executive Officer of the Company, at which time, he retained the title of President but resigned as the Chief Operating Officer of the Company, a position which he had also held since November, 1993. Prior to 1993, Mr. Holleran served as President and Chief Executive Officer of Thomson Consumer Electronics Marketing and Sales Company ("Thomson") from 1988 to 1992. At Thomson, Mr. Holleran had overall responsibility for the marketing, sales and distribution of the RCA and GE brands of consumer electronic products sold in North and South America. From 1992 until 1993, Mr. Holleran was President and Chief Operating Officer of Emerson Radio.

         Martin D. Fife, a founder of the Company, has served on the Board of Directors since its inception. In addition, Mr. Fife was the Secretary of the Company from its inception until January 1993. Mr. Fife served as an officer and a director of DKY from August 1988 until July 12, 1990 when DKY was merged into the Company. Mr. Fife has been the Chairman of the Board of Directors of Skysat Communication Network Corporation, a public company, since its inception in July 1992. Since 1987, Mr. Fife has been Chairman of the Board of Magar Inc., a company of which he is a founder specializing in financial products and the development of early stage companies. From 1985 to 1989, Mr. Fife was President of Intergold USA, Inc., a Company involved in the sale and processing of precious metals. From 1986 to 1989, Mr. Fife was President of Agremp Holdings Incorporated, an operator of storage elevators. Since April 1992, Mr. Fife has been a director of the Nova Group, a company engaged in the recycling of industrial plastics. Since 1974, Mr. Fife has served as a director or trustee of several investment companies advised by the Dreyfus Corporation, a registered investment adviser, and currently serves as a director or trustee of the following thirteen investment companies: The Dreyfus Fund Incorporated, Dreyfus Liquid Assets, Inc., Dreyfus Municipal Income, Inc., Dreyfus New York Municipal Income, Inc., Dreyfus California Municipal Income, Inc., Dreyfus Worldwide Dollar Money Market Fund, Inc., Dreyfus Short-Term Fund, Inc., Dreyfus Short-Term Income Fund, Inc., Dreyfus Asset Allocation Fund, Inc., Dreyfus Growth Allocation Fund, Inc., Dreyfus Institutional Short-Term Treasury Fund, Dreyfus Short-Intermediate Government Fund and Dreyfus Short-Intermediate Municipal Bond Fund.

         Dr. Craig I. Fields has served as a Director since September 1994 and has been Chairman of the Company's Business and Technical Advisory Board since January 1, 1993. From April 1989 to April 1990, Dr. Fields was the Director of the United States Government's Defense Advanced Research Projects Agency (DARPA). From July 1990 to June 1994, Dr. Fields was the Chairman and

Chief Executive Officer of the Microelectronics and Computer Technology Corporation (MCC). Since September 1994, Dr. Fields has served as Vice Chairman of Alliance Gaming Corporation (formerly known as United Gaming, Incorporated), a diversified entertainment company in the gaming industry. Dr. Fields currently serves as the Chairman of the Defense Science Board, an advisory board to the Secretary of Defense. Dr. Fields also serves on the Science and Technology Advisory Panel supporting the Director of Central Intelligence; on the United States Advisory Council on the National Information Infrastructure; and on the US-Israel Science and Technology Commission. Dr. Fields is also a member of the Board of ENSCO, Perot Systems Corporation and Intertech. Dr. Fields is on the Advisory Boards of SRI International, United Technologies Corporation and the Economic Strategy Institute. Dr. Fields is also an advisor to SAIC. In 1988, Dr. Fields was awarded the President's Distinguished Executive Rank Award for outstanding service, and in 1990 the President's Meritorious Executive Rank Award.

         Richard S. Hickok, a certified public accountant, served as a Director of the Company from December 1988 to March 1989. Mr. Hickok has continuously served as a Director of the Company since February 1990. From October 1989 to December 31, 1996, Mr. Hickok served as an officer, director and stockholder of Hickok Associates, Inc., a company that provided financial consulting services ("Hickok Associates"). From 1948 to 1983, Mr. Hickok was associated with KMG Main Hurdman, Certified Public Accountants in various capacities. Mr. Hickok served as Chairman of the Board of KMG Main Hurdman from 1981 to 1983, and in 1983 he retired and was elected Chairman Emeritus. Since 1983 Mr. Hickok has been a financial consultant. During the past five years Mr. Hickok also has served as a director of Marsh McLennan Companies, Inc., Comstock Resources, Inc., Marcam, Inc. and Alpine Lace Brands, Inc.

         Arthur Lipper III, is an experienced, independent investment banker and corporate advisor, and has served as a Director of the Company since March, 1996. He has a particular interest in assisting early stage, growing enterprises. He is also an established author and lecturer on subjects relating to investing in and financing businesses. His most recent book is entitled The Guide for Venture Investing Angels - Financing and Investing in Private Companies. He is also a strong advocate of independent members of boards of directors taking an active role in representing the interests of the owners of the companies in the management of the business. He has been a member of the New York Stock Exchange and many other stock and commodity exchanges. Mr. Lipper has been an advisor to the Company and has served on its Business and Technical Advisory Committee since 1993.

         Jules Zimmerman has served as a Director since January 1993, as Secretary of the Company since February 1994 and as the Chief Financial Officer of the Company since 1990. From October 1989 to December 31, 1996, Mr.Zimmerman served as President and Chief Executive Officer of Hickok Associates, Inc., a company that provides financial consulting services ("Hickok Associates"). Mr. Zimmerman was employed by Avon Products Inc. for 12 years and served as Avon's Senior Vice President and Chief Financial Officer from 1984 to 1988. From 1992 through 1995, Mr. Zimmerman was a member of the Board of Directors of Winners All International, as well as its predecessor-in-interest, National Child Care Company. He is a Director of the GP Financial and was the President of the New York Chapter of the National Association of Corporate Directors from September 1990 through December 1992.

         Sherman Langer has been the Company's Senior Vice President of Marketing and Sales since October 1994 and has served as a member of the Board since February, 1996. Mr. Langer was a consultant to the Company from February 1994 until October 1994. From June 1988 through January 1994, Mr. Langer was the General Manager of the Consumer LCD Products Division of the Sharp Electronics Corporation.

Broad Classification and Committees and Advisory Board

         The Company adopted a classified Board of Directors in February, 1990. The Board of Directors presently consists of eight members divided into three classes. In order to realign the classes such that the term of office of each Director in a given class expires at the third annual meeting of stockholders following his election, Dr. Fields is being nominated for re-election for a one(1) year term at the Company's 1997 Annual Meeting. Subsequent to the 1997 annual meeting, the Company will have three (3) Directors whose term expires in 1999, three (3) Directors whose term expires in 2000 and two (2) Directors whose term expires in 1998. Having a classified Board of Directors may be viewed as inhibiting a change in control of the Company and having possible anti-takeover effects. Officers of the Company serve at the discretion of the Board of Directors.

         The Company has an Audit Committee, a Compensation Committee and an Executive Committee. The Audit Committee reviews the engagement of the independent accountants, reviews and approves the scope of the annual audit undertaken by the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The Audit Committee is presently comprised of Richard S. Hickok, Jules Zimmerman and Martin D. Fife. The Audit Committee held one (1) meeting during 1996. The Compensation Committee reviews compensation issues relating to executive management and makes recommendations with respect thereto to the Board of Directors. The Compensation Committee is presently comprised of Jules Zimmerman, Richard Hickok, Martin Fife and Craig Fields. The Compensation Committee held three (3) meetings in 1996. The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. However, the Executive Committee may not take any action unless a meeting of the Board of Directors cannot be convened within three days after notice thereof. The current members of the Executive Committee are Martin D. Fife, Martin Holleran and Marvin Maslow. The Company formed a Special Executive Committee in 1995 to deal with all matters relative to certain litigations in which the Company is a defendant. The Special Executive Committee is not empowered to make any decisions on behalf of the Board of Directors. The Special Executive Committee is comprised of Marvin Maslow, Martin Holleran, Martin Fife, Jules Zimmerman, Richard Hickok and Craig Fields. The Special Executive Committee held one (1) meeting in 1996. The Board also held four (4) regular and six (6) special meetings in 1996.

         Except for Mssrs. Fields and Lipper, each member of the Board of Directors who is not an officer or employee of the Company receives $8,000 per year, plus $1,000 for each Board of Directors or committee meetings attended for serving as Director. In 1996, Dr. Craigs Fields received an aggregate $ 24,000 from the Company, and Mr. Arther Lipper, and his affiliated entities, received an aggregate of $ 50,000 from the Company. These sums include payments to Mssrs. Fields and Lipper by the Company for various consulting services provided by each of them to the Company in 1996, which services were in addition to their duties as an outside director. The Company reimburses its Directors for out-of-pocket expenses incurred in connection with meetings of the Board of Directors or committee meetings attended. There are no family relationships among any Directors or officers.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes that during 1996 all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

 Executive Compensation

     The following table sets forth the cash compensation paid by the Company to executive officers of the Company for the year ended December 31, 1996 whose total annual salary and bonus exceeded $100,000:

     SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                                                                        ---------------------------------------------------------
                                        Annual Compensation                                             Awards         Payouts
                          -------------------------------------------------------------------------------------------------------
 (a)                      (b)      (c)           (d)        (e)         (f)            (g)              (h)            (i)

                                                             Other       Re-                                          All
                                                             Annual      stricted                                     other
                                                             Compen-     Stock                          LTIP          Compen-
Name and                                                     sation      Awards        Options/         Payouts       sation
Principal Position        Year     Salary($)     Bonus($)       $           $          SARs(#)             $             $
------------------        ----     ---------     --------    -------     -------       -------          -------       -------

 Marvin Maslow,(1)        1996     $150,000       $ -0-       $ -0-       $ -0-        1,000,000(1)      $ -0-        $100,000(2)
  Chief Executive         1995     $150,000       $ -0-       $ -0-       $ -0-            -0-           $ -0-        $ -0-
  Officer, Chairman       1994     $150,000       $ -0-       $ -0-       $ -0-          375,000         $ -0-        $ -0-
  of the Board of
  Directors

 Martin Holleran,         1996     $180,000       $ -0-       $ -0-       $ -0-        1,000,000(4)      $ -0-        $100,000(5)
  President, Chief        1995     $180,000       $ -0-       $ -0-       $ -0-           50,000(3)      $ -0-        $ -0-
  Operating Officer       1994     $180,000       $ -0-       $ -0-       $ -0-(3)       250,000         $ -0-        $ -0-
  and Director

 Sherman Langer           1996     $130,000       $30,000     $ -0-       $ -0-          100,000         $ -0-        $ -0-
  Senior Vice
  President of
  Marketing and
  Sales and Director


------------------
(1) On March 12, 1996, the Company cancelled 187,500 unvested stock options granted in 1994 having an exercise price of $5.375 per share and granted Mr. Maslow 1,000,000 non-qualified stock options having an exercise price of $4.375 per share, which exercise price was subsequently reduced to $3.00 on January 9, 1997. To date, 333,333 of these options have vested, and the balance vest upon the Company achieving certain milestones.

(2) Represents a one-time cost-of-living adjustment made to Mr. Maslow's July 1990 employment agreement with the Company. Mr. Maslow also has (i) a $2,000 per month non-accountable expense allowance for business and entertaining; and (ii) a car allowance with respect to monthly lease and garage payments for one (1) automobile. In addition, in accordance with Mr. Maslow's new executive employment agreement entered into with the Company as of March 1, 1997, Mr. Maslow is entitled to other expense reimbursements. Also pursuant to Mr. Maslow's new employment agreement, the Company has agreed to maintain, at its expense, a $1,000,000 life insurance policy on Mr. Maslow's life for the benefit of his wife.

(3) Mr. Holleran had a restricted stock award of 50,000 shares of common stock pursuant to his Employment Agreement with the Company dated November 1, 1993. The vesting schedule relative to all 50,000 shares of restricted common stock was amended by the Board of Directors on October 21, 1994. Fifty percent (50%) of such 50,000 shares previously vested in annual increments of 1/3 each commencing November 1, 1994, and the other fifty percent (50%) of such shares vested in annual increments of 1/3 each, commencing November 1, 1994, provided that certain performance criteria were met. All such 50,000 shares vested on January 1, 1995. In December 1995, Mr. Holleran's Employment Agreement with the Company was amended to cancel the restricted stock award and replace it with 50,000 non-qualified stock options exercisable at the then current market price of $4.375 per share.

(4) On March 12, 1996, the Company cancelled 125,000 unvested stock options granted in 1994 having an exercise price of $5.375 per share and granted Mr. Holleran 1,000,000 non-qualified stock options having an exercise price of $4.375 per share, which exercise price was subsequently reduced to $3.00 on January 9, 1997. To date, 333,333 of these options have vested, and the balance vest upon the Company achieving certain milestones.

(5) Represents a one-time cost-of-living adjustment made to Mr. Holleran's 1993 employment agreement with the Company. In addition, in accordance with Mr. Holleran's new executive employment agreement entered into with the Company as of March 1, 1997, Mr. Holleran is entitled to other expense reimbursements. Also pursuant to his new employment agreement, the Company has agreed with Mr. Holleran to maintain, at its expense, a $1,000,000 life insurance policy on Mr. Holleran's life, for the benefit of his wife.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


 (a)                            (b)                   (c)                   (d)                           (e)

                                                                                                           Value of
                                                                             Number of                     Unexercised
                                                                             Unexercised                   In-the-Money
                                                                             Options/SARs                  Options/SARs
                                                                             at Fiscal                     at Fiscal
                                                                             Year End (#)                  Year End ($)
                                Shares
 Name and                       Acquired on           Value                  Exercisable/                  Exercisable/
 Principal Position             Exercise (#)          Realized ($)           Unexercisable                 Unexercisable
-------------------             ------------          ------------           -------------                 -------------

 Marvin Maslow                     -0-                N/A                    708,333 Exercisable/           0/0
  Chief Executive                                                            666,664 Unexercisable
  Officer, Chairman
  of the Board of
  Directors

 Martin Holleran,                  -0-                N/A                    583,333 Exercisable/           0/0
  President and Chief                                                        666,664 Unexercisable
  Operating Officer

 Martin Fife,                      -0-                N/A                    100,000 Exercisable/           0/0
  Vice Chairman of the                                                        50,000 Unexercisable
  Board of Directors

 Jules Zimmerman,                  -0-                N/A                     70,000 Exercisable/           0/0
  Chief Financial                                                             50,000 Unexercisable
  Officer and Director

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


 (a)                            (b)                   (c)                   (d)                           (e)

                                                                                                          Value of
                                                                            Number of                     Unexercised
                                                                            Unexercised                   In-the-Money
                                                                            Options/SARs                  Options/SARs
                                                                            at Fiscal                     at Fiscal
                                                                            Year End (#)                  Year End ($)
                                Shares
 Name and                       Acquired on           Value                 Exercisable/                  Exercisable/
 Principal Position             Exercise (#)          Realized ($)          Unexercisable                 Unexercisable
-------------------             ------------          ------------          -------------                 -------------

 (cont'd)

 Sherman Langer,                   -0-                N/A                   152,000 Exercisable           $7,875/0
  Senior Vice President
  of Marketing and
  Sales and Director

 Craig Fields,                     -0-                N/A                   83,332 Exercisable/          0/0
  Director                                                                  66,668 Unexercisable

 Richard Hickok,                   -0-                N/A                   50,000 Exercisable/           0/0
  Director                                                                  50,000 Unexercisable

 Arthur Lipper III                 -0-                N/A                        0 Exercisable/           0/0
  Director                                                                       0 Unexercisable


Executive Employment Agreements

      The Company entered into an employment agreement in July 1990 with Marvin Maslow to serve as Chief Executive Officer of the Company. Mr. Maslow's employment agreement, which was to initially expire in July, 1995, was automatically extended in January 1995 by its terms for an additional 30 months. That employment agreement was terminated and replaced with a new executive employment agreement effective March 1, 1997. Under the terms of his new employment agreement, Mr. Maslow receives the same salary and benefits that he received under his old employment agreement which were a salary of $150,000 per year, a $2,000 per month non-accountable expenses allowance, and a car allowance. In addition, pursuant to his new employment agreement, Mr. Maslow is entitled to other expense reimbursements. Finally, the Company is providing a $1,000,000 life insurance policy on Mr. Maslow's life for the benefit of his wife. Mr. Maslow is required to devote substantially all of his time to the business of the Company. The term of Mr. Maslow's new employment agreement is six (6) years with a two-year extension, and it contains change in control provisions. The Company provides for a $ 500,000 life insurance policy for the benefit of the Company.

     The Company entered into a three (3) year employment agreement with Mr. Martin Holleran in November 1993 to serve as the Company's President and Chief Operating Officer at a salary of $180,000 per year. Upon the expiration of this agreement (which was orally extended by the parties subsequent to its term), the Company entered into a new executive employment agreement with Mr. Holleran effective March 1, 1997. Under his new executive employment agreement, Mr. Holleran receives a salary of $220,000 per year and is required to devote all of his time to the business of the Company. Mr. Holleran also is entitled to other expense reimbursements. In addition, the Company provides to Mr. Holleran a $1,000,000 life insurance policy for the benefit of his wife. The term of Mr. Holleran's new executive employment agreement is six (6) years with a two-year extension, and it contains change in control provisions. The Company provides for a $ 1,000,000 life insurance policy for the benefit of the Company.

     Effective January 1, 1997, the Company entered into an executive employment agreement with Mr. Sherman Langer. The term of Mr. Langer's employment agreement is three (3) years and provides for a salary of $165,000 per year and also contains certain change in control provisions.

         Each of Messrs. Maslow, Holleran and Langer have agreed not to compete with the Company during the term of his respective employment agreement or for a period of two years after the termination thereof. All of the executive employment agreements contain termination for cause provisions.

     Subsequent to the closing of the Company's initial public offering in 1990, the Company retained Jules Zimmerman as Chief Financial Officer of the Company. In connection therewith, the Company entered into a consulting agreement with Mr. Zimmerman and Hickok Associates whereby the Company is billed on an hourly basis for the work performed by Mr. Zimmerman. Hickok Associates discontinued operations as of December 31, 1996. Since that time Mr. Zimmerman has continued to provide his services to the Company as Chief Financial Officer on an hourly basis.

Indemnification Agreements

     The Company has entered into an Indemnification Agreement with each of its Directors and any officer, employee, agent or fiduciary designated by the Board of Directors which provides that the Company indemnify the Director or other party thereto to the fullest extent permitted by applicable law. The agreement includes indemnification, to the extent permitted by applicable law, against expenses, including reasonable attorneys' fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any civil or criminal action or administrative proceeding arising out of the indemnitee's performance of his duties as a Director or officer of the Company. Such indemnification is available if the indemnitee acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

     Under the Indemnification Agreement, the entitlement of a Director or officer to indemnification will be determined by a majority vote of a quorum of disinterested Directors, or if such quorum either is not obtainable or so directs, by independent counsel or by the stockholders of the Company, as determined by such disinterested Directors. If a change of control of the Company has occurred, the entitlement of such Director or officer to indemnification shall be determined by independent counsel selected by such Director or officer, unless such Director or officer requests that either the Board or the stockholders make such determination.

     Each Indemnification Agreement will require the Company to advance litigation expenses at the request of the Director or officer who is a party thereto whether prior to or after final resolution of a proceeding, provided that he undertakes to repay such advances if it is ultimately determined that he is not entitled to indemnification for his expense. The advance of litigation expenses will thereby be mandatory upon satisfaction of certain conditions by such Director or officer.

     The Company has entered into an Indemnification Agreement with all of its Directors and officers. In addition, upon Dr. Fields' joining the Company's Board of Directors, the Company also agreed to indemnify Dr. Fields with respect to the aforementioned litigation relating to Tamarack during the period prior to Dr. Fields' joining the Company's Board of Directors. The Company has obtained officers' and directors' liability insurance which provides a maximum of $4,000,000 of coverage, subject to a $100,000 deductible payable by the Company except under certain circumstances for securities related matters in which case the deductible is $200,000. Any payments made by the Company under an Indemnification Agreement which are not covered by the insurance policy may have an adverse impact on the Company's earnings.

Stock Option Plans and Agreements

     Incentive Option Plan - In February 1990, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1990 Incentive Stock Option and Appreciation Plan which was amended in June and July 1990. The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs"), as well as non-qualified options and options and stock appreciation rights ("SARs"). In November of 1993, a majority of the stockholders of the issued and outstanding shares of common stock voted in favor of increasing the number of shares with respect to which options and SARs may be granted under the Incentive Option Plan from 400,000 to 1,000,000.

     The Incentive Option Plan will be administered by the Board of Directors which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs (in tandem with an option or freestanding) or a combination thereof, and the number of shares to be subject to such options and SARs.

     The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.

     The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 1,000,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the incentive Option Plan after February 20, 2000 and no option or SAR may be outstanding for more than ten years after its grant.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

     The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

     To date no options or SARs have been granted under the Incentive Option Plan. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

     Non-Qualified Option Plan - In February 1990, the Directors and stockholders of the Company adopted the 1990 Non-Qualified Stock Option Plan which was amended in June and July 1990. The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors and consultants to contribute to the success of the Company by granting such employees, Directors and consultants non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors in the same manner as the Incentive Option Plan.

     The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. In November of 1993, a majority of the stockholders of the issued and outstanding shares of common stock voted in favor of increasing the number of shares with respect to which options and SARs may be granted under the Incentive Option Plan from 400,000 to 1,000,000 and with respect to which options may be granted under the Non-Qualified Plan from 1,500,000 to 5,000,000.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

     The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non- Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

     As of December 31, 1996, an aggregate of 4,208,833 options have been granted under the Non-Qualified Option Plan. As of December 31, 1996, 230,000 non-qualified options have been exercised.

                                Performance Graph

              Co. Index       Mkt Index        Peer Index
              ---------       ---------        ----------
12/31/91        100             100             100
1/31/92         315.789         105.847         110.797
2/28/92         463.158         108.246         112.452
3/31/92         442.105         103.137         102.591
4/30/92         531.579          98.714          95.875
5/29/92         500              99.996          96.288
6/30/92         352.632          96.086          87.842
7/31/92         484.21           99.49           89.165
8/31/92         400              96.449          83.648
9/30/92         336.842         100.034          88.913
10/30/92        463.158         103.974          99.325
11/30/92        431.579         112.247         115.566
12/31/92        463.158         116.378         119.135
1/29/93         452.632         119.691         131.25
2/26/93         736.842         115.226         125.477
3/31/93        1368.421         118.561         131.657
4/30/93        1157.895         113.501         132.77
5/28/93        1052.632         120.281         147.855
6/30/93         789.474         120.837         158.697
7/30/93         800             120.98          166.94
8/31/93        1063.158         127.233         183.851
9/30/93         897.684         131.022         191.618
10/29/93       1007.158         133.967         200.838
11/30/93        842.948         129.972         181.595
12/31/93        963.369         133.595         194.197
1/31/94         777.263         137.65          195.744
2/28/94         602.105         136.363         190.491
3/31/94         591.158         127.976         178.455
4/29/94         591.158         126.315         184.845
5/31/94         437.895         126.624         165.529
6/30/94         536.421         121.993         155.051
7/29/94         459.79          124.495         163.363
8/31/94         481.685         132.432         182.064
9/30/94         448.842         132.093         181.168
10/31/94        503.579         134.689         204.654
11/30/94        437.895         130.221         203.625
12/30/94        377.684         130.586         220.306
1/31/95         306.526         131.318         213.617
2/28/95         284.632         138.263         229.394
3/31/95         295.579         142.361         240.693
4/28/95         224.421         146.843         254.764
5/31/95         208             150.63          258.144
6/30/95         273.684         162.836         305.694
7/31/95         262.737         174.805         341.561
8/31/95         290.105         178.348         344.642
9/29/95         410.526         182.449         365.042
10/31/95        492.632         181.404         336.587
11/30/95        328.421         185.663         362.05
12/29/95        416             184.675         341.779
1/31/96         394.105         185.588         333.859
2/29/96         416             192.66          356.716
3/29/96         355.789         193.301         351.869
4/30/96         197.053         209.34          418.953
5/31/96         251.789         218.952         472.652
6/28/96         317.474         209.081         454.682
7/31/96         257.263         190.458         366.644
8/30/96         339.368         201.129         393.857
9/30/96         350.316         216.523         414.888
10/31/96        328.421         214.128         391.279
11/29/96        295.579         227.378         405.202
12/31/96        224.421         227.142         378.783

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 13, 1997, known to the Company regarding beneficial ownership of the Company's Common Stock by: (i) any holder of more than five percent of the outstanding shares;
(ii) the Company's directors; and (iii) the directors and officers of the Company as a group:


                                   Shares                    Percentage            Shares           Percentage
                                   of                        (%) of                of               (%) of
                                   Common                    Total                 Preferred        Total
                                   Stock                     Common                Stock            Preferred
Name                               Owned(1)(2)               Stock(3)              Owned            Stock
----                               -----------               ----------            ---------        ----------

Martin D. Fife (4)                   261,668                   1.6%                 - 0 -             - 0 -
 405 Lexington Avenue
 New York, NY  10174

Richard S. Hickok (5)                105,000                   .6%                  - 0 -             - 0 -
 11 Deep Pond Circle
 South Orleans, MA 02662

Marvin Maslow (6)                  1,398,323                  8.5%                  25,000             7.1%
 Projectavision, Inc.
 Two Penn Plaza
 Suite 640
 New York, NY  10121

Jules Zimmerman (7)                  120,000                   .7%                  - 0 -             - 0 -
 20 West 64th Street
 New York, NY  10023

Martin Holleran (8)                1,300,000                  7.9%                  - 0 -             - 0 -
 Projectavision, Inc.
 Two Penn Plaza
 Suite 640
 New York, NY  10121

Dr. Craig I. Fields (9)              150,000                   .9%                  - 0 -             - 0 -
 1101 30th Street, N.W.
 Suite 500
 Washington, D.C.  20007



                                   Shares                    Percentage            Shares           Percentage
                                   of                        (%) of                of               (%) of
                                   Common                    Total                 Preferred        Total
                                   Stock                     Common                Stock            Preferred
Name                               Owned(1)(2)               Stock(3)              Owned            Stock
----                               -----------               ----------            ---------        ----------

Sherman Langer (10)                  152,000                   .9%                  - 0 -             - 0 -
 Projectavision, Inc.
 Two Penn Plaza
 Suite 640
 New York, NY  10121

Arthur Lipper, III                     -0-                     -0-                  - 0 -             - 0 -
 14911 Carninito Ledera
 Del Mar, CA 92014

All Directors, Nominees
  and Officers Group
(consisting of
7 persons)(4)(5)(6)(7)
(8)(9)(10)                         3,486,991                 17.6%                  25,000             7.1%

------------------
(1) Except as otherwise indicated, all shares of Common Stock are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Gives effect to the reverse stock split of one-for- 11.3467611 shares of Common Stock in February, 1990, two-for-three shares of Common Stock in July, 1990, and two-for-one stock split in March, 1992.

(3) Outstanding Common Stock does not include any shares of Common Stock issuable upon the exercise of any outstanding options or warrants.

(4) Includes 150,000 non-qualified options granted to and beneficially owned by Mr. Fife to acquire 150,000 shares of Common Stock. Does not include
     (i) 100 shares of non-voting Series A Preferred Stock issued to Mr. Fife in connection with the Merger.

(5) Includes 100,000 non-qualified options granted to and beneficially owned by Mr. Hickok to acquire an aggregate of 100,000 shares of Common Stock of the Company.

(6) Includes (i) 1,375,000 shares of Common Stock subject to 1,375,000 non-qualified stock options. Does not include 4,038 shares of Common Stock owned by Mr. Maslow's adult child. Mr. Maslow disclaims beneficial ownership of the shares of Common Stock owned by his adult child. Mr. Maslow received 25,000 shares of Series B Preferred Stock on May 15, 1992 for services rendered in the second quarter of 1992. Mr. Maslow has agreed with the Company that he shall not sell any of the shares of Series B Preferred Stock until the earlier of (i) the Company having entered into a definitive revenue generating agreement with a major manufacturer, licensor or distributor with respect to the licensing of the company's technology, or (ii) the company has effected an acquisition of another company, license or technology that will result in the immediate realization of revenues on the Company's behalf. In the event that neither (i) or (ii) shall have occurred on or before May 15, 1997, Mr. Maslow has agreed to return all of their shares of Series B Preferred Stock to the Company.

(7) Includes 120,000 non-qualified options granted to and beneficially owned by Mr. Zimmerman to acquire 120,000 shares of the Company's Common Stock.

(8) Includes 1,250,000 non-qualified options granted to and beneficially owned by Mr. Holleran to acquire 1,250,000 shares of the Company's Common Stock.

(9) Includes 150,000 non-qualified options granted to and beneficially owned by Dr. Fields to acquire 150,000 shares of the Company's Common Stock.

(10) Includes 152,000 non-qualified options granted to and beneficially owned by Mr. Langer to acquire 152,000 shares of the Company's Common Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Through July 31, 1995 the Company made advances of approximately $218,000 to another entity, whose president is the brother of Martin Holleran, the Company's President and Chief Operating Officer, in contemplation of making an investment in such other entity. The Company ultimately did not make such an investment and the advance was fully reserved for on the Company's financial statements as of December 31, 1995. In November, 1996, $109,166 of the advance was repaid to the Company as a final settlement of amounts advanced.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

     The following financial statements of the Company are incorporated herein by reference to Part II, Item 8:

Independent Auditors' Report                               F - 1

Balance Sheets at December 31, 1995 and 1996               F - 2

Statements of Operations for the Years Ended
  December 31, 1994, December 31, 1995 and
  December 31, 1996 and the Period
  September 9, 1988 (Date of Incorporation)
  to December 31, 1996                                     F - 3

Statements of Stockholders' Equity                         F - 4

Statements of Cash Flows for the Years Ended
  December 31, 1994, December 31, 1995 and
  December 31, 1996 and for the Period
  September 9, 1988 (Date of Incorporation)
  to December 31, 1996                                     F - 6

Notes to Financial Statements                              F - 8

(a) (2)  Financial Statement Schedules

     All schedules are omitted because they are not applicable or the information required is included in the financial statements and notes thereto.

(a) (3)  Exhibits

     The following is a list of exhibits filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Exhibit No.

3.2.1    Certificate of Designation of Convertible Series C
         Preferred Stock

3.2.2    Certificate of Designation of Convertible Series D
         Preferred Stock

10.50    Executive Employment Agreement of Martin Holleran dated
         March 1, 1997

10.51    Executive Employment Agreement of Marvin Maslow dated
         March 1, 1997


27       Financial Data Schedule

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Projectavision, Inc.:

We have audited the accompanying balance sheets of Projectavision, Inc. (a development stage company) (the "Company") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and for the period September 9, 1988 (date of incorporation) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Projectavision, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period September 9, 1988 (date of incorporation) to December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the Company is a defendant in several lawsuits alleging, among other complaints, breaches of employment, patent assignment agreements and wrongful termination, claiming actual and punitive damages.

The Company is in the development stage as of December 31, 1996. As discussed in
Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure.



/s/ Deloitte & Touche LLP
--------------------------------------
New York, New York
March 25, 1997

PROJECTAVISION, INC
(A Development Stage Company)


BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     December 31,
                                                                           -----------------------------------
ASSETS                                                                          1995                 1996
CURRENT ASSETS:
    Cash and cash equivalents                                               $3,491,982          $    1,060,283
    Investments                                                                  -                   3,437,386
    Other current assets                                                       335,153                 851,198
                                                                            ----------          --------------
      Total Current Assets                                                   3,827,135               5,348,867

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                           68,422                  68,422
    Tooling Costs                                                                    0               4,208,005
    Computers and software                                                     116,155                 226,019
    Leasehold improvements                                                     180,795                 185,030
                                                                            ----------          --------------
                                                                               365,371               4,687,476
    Less: Accumulated depreciation                                             151,612                 242,896
                                                                            ----------          --------------
      Property and equipment, net                                              213,759               4,444,580

OTHER ASSETS                                                                   127,521                 339,041
                                                                            ----------          --------------
      TOTAL ASSETS                                                          $4,168,415             $10,132,488
                                                                            ==========          ==============
LIABILITIES AND STOCKHOLDERS' EOUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                   $  485,710             $ 1,927,480
                                                                            ----------          --------------
      Total Current Liabilities                                                485,710               1,927,480
                                                                            ----------          --------------

LONG-TERM CONVERTIBLE DEBT - NET                                                 -                   1,762,963

COMMITMENTS AND CONTINGENCIES                                                    -                       -

STOCKHOLDERS' EQUITY
    Preferred stocks
      Series A Preferred Stock, $.01 par value
       1,000,000 shares authorized, 100 shares issued
       ($100,000 liquidation preference)                                         -                       -
      Series B Preferred Stock, $.01 par value
       1,000,000 shares authorized, 385,982 shares outstanding
       ($ 1,929,910 liquidation preference)                                      3,859                  3,859
      Series C Preferred Stock, $.001 par value
       1,000,000 shares authorized; 7,500 shares issued;
       ($100,000 liquidation preference)                                         -                          8
    Common stock $.0001 par value - 30,000,000 shares
      authorized; 12,388,790 and 14,229,401 issued and
      outstanding in 1995 and 1996 respectively                                  1,239                  1,423
    Additional paid-in capital                                              24,318,651             38,760,690
    Deficit accumulated during the development stage                       (20,641,044)           (32,323,935)
                                                                            ----------          --------------
      Total Stockholders' Equity                                             3,682,705              6,442,045
                                                                            ----------          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $4,168,415          $  10,132,488
                                                                            ==========          =============

                                        F-2

See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                                                                                For the Period
                                                                                                                 September 9,
                                                                                                                 1988 (Date of
                                                                     Years Ended December 31,                   incorporation)
                                                        ----------------------------------------------------    to December 31,
                                                            1994                1995               1996              1996
REVENUE                                                  $     -           $   200,000          $  150,000        $ 1,455,000
                                                         ------------      -----------          ----------        -----------
OPERATING EXPENSES
   General and administrative                               2,132,222        1,562,746           2,179,132          9,368,762
   Salaries                                                   804,111          778,279           1,266,287          4,825,856
   Legal fees                                                 152,000        1,001,737           1,017,909          3,038,058
   Depreciation                                                62,050           73,739              91,284            298,334
   Research and development                                   827,660          608,651           2,389,329          5,811,252
   Patent and license expense                                 122,280          243,229             362,967          1,488,052
                                                         ------------      -----------          ----------        -----------

Total Operating Expenses                                    4,100,323        4,268,381           7,306,908         24,830,314
                                                         ------------      -----------          ----------        -----------
LOSS FROM OPERATIONS                                       (4,100,323)      (4,068,381)         (7,156,908)       (23,375,314)
                                                         ------------      -----------          ----------        -----------
OTHER INCOME (EXPENSE)
   (Provision for)/recovery of
         allowances on advances                              (173,409)        (125,017)            109,166           (189,260)
   Interest income                                            333,146          362,107             458,979          1,506,860
   Interest expense                                                                               (352,049)          (378,719)
   Interest expense - Amortization of debt expense             -                -               (2,034,683)        (2,034,683)
                                                         ------------      -----------          ----------        -----------

Other income/(expense) - Net                                  159,737          237,090          (1,818,587)        (1,095,802)
                                                         ------------      -----------          ----------        -----------
LOSS BEFORE EQUITY IN LOSS OF
 UNCONSOLIDATED AFFILIATE                                  (3,940,586)      (3,831,291)         (8,985,495)       (24,471,116)
                                                         ------------      -----------          ----------        -----------
EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                 (1,691,697)      (2,640,347)            (72,065)        (4,897,314)
                                                         ------------      -----------          ----------        -----------

NET LOSS                                                 $ (5,632,282)     $(6,471,638)        $(9,047,560)      $(29,368,430)
                                                         ============      ===========          ==========        ===========
NET LOSS PER SHARE                                       $(       .47)     $(      .51)        $(      .86)
                                                         ============      ===========          ==========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                                              11,679,932       12,390,962          13,586,705
                                                         ============      ===========          ==========

See Notes to Financial Statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                Series A               Series B
                            Preferred Stock         Preferred Stock           Common Stock Proceeds                Additional
                           ------------------     --------------------    --------------------------------           Paid-in
                            Shares     Amount      Shares      Amount      Shares    Per Share      Amount           Capital
ISSUANCE OF COMMON STOCK
 TO FOUNDERS FOR CASH                                                    3,849,544    $.00002      $  106         $
ISSUANCE OF COMMON STOCK
 TO INVESTORS FOR CASH                                                      98,706       1.01         289              99,711
MERGER WITH DKY, INC.
 Issuance of preferred stock   100       NL                                                                          (300,000)
 Distribution to DKY
  stockholders                                                                                                        100,900
NET LOSS
                             ------    -----                             ---------                 -------        -----------
BALANCE, DECEMBER 31, 1988     100       NL                              3,948,250       1.32         395             (99,389)

ISSUANCE OF COMMON STOCK
 TO INVESTORS FOR CASH
 (Net of private placement
   costs)                                                                  518,416       1.32          52             681,443
NET LOSS
                             ------    -----                             ---------                 -------        -----------
BALANCE, DECEMBER 31, 1989      100      NL                              4,466,666                    447             582,054

REVERSAL OF ACCRUAL FOR
 PRIVATE PLACEMENT COSTS                                                                                               50,000

INITIAL PUBLIC OFFERING
 (Net of Public offering
  costs)                                                                 1,600,000       1.86         160           2,977,472
NET LOSS
                             ------    -----                             ---------                 -------        -----------
BALANCE, DECEMBER 31, 1990      100      NL                              6,066,666                    607           3,609,526

ISSUANCE OF COMMON STOCK
 FOR SERVICES                                                              281,251   .83-1.24          27             311,223
NET LOSS
                             ------    -----                             ---------                 -------        -----------
BALANCE, DECEMBER 31, 1991      100      NL                              6,347,917                    635           3,920,749

ISSUANCE OF COMMON
 STOCK FOR CONSULTING FEES                                                 200,000        1.4          20             287,481
ISSUANCE OF COMMON
 STOCK FOR CASH                                                            463,793  2.14-2.70          47           1,295,053
ISSUANCE OF SERIES B
 PREFERRED STOCK FOR
 SALARIES                                        80,000     $  800                                                    359,200
ISSUANCE OF SERIES B
 PREFERRED STOCK FOR
 SERVICES                                        88,000        880                                                    395,120
ISSUANCE OF COMMON STOCK FOR
 CASH INCLUDING 28,064
 SHARES ISSUED FOR
 COMMISSION                                                                391,700       2.55          39             999,961
ISSUANCE OF COMMON STOCK
 FOR WARRANTS AND CASH                                                     500,000                     50             499,950
ISSUANCE OF COMMON AND
 PREFERRED STOCK FOR
 WARRANTS                                       246,452      2,464       1,483,200                    148           2,222,188
ISSUANCE OF COMMON STOCK
 FOR PATENT COSTS                                                           37,065                      3              37,062
AMORTIZATION OF UNEARNED
 COMPENSATION
NET LOSS
                             ------    -----    -------     ------       ---------                 ------         -----------
BALANCE, DECEMBER 31, 1992      100      NL     414,452      4,144       9,423,675                    942          10,016,764

ISSUANCE OF COMMON STOCK
 FOR BONUS                                                                   2,000       3.41                           6,825
ISSUANCE OF COMMON STOCK
 FOR SERVICES                                                              109,500       3.41          11             373,658
ISSUANCE OF COMMON STOCK
 FOR STOCK OPTIONS
 EXERCISED                                                                 230,000                     23             332,977
ISSUANCE OF COMMON STOCK
 FOR CASH                                                                  880,230                     89           5,363,995
ISSUANCE OF COMMON STOCK
 FOR WARRANTS                                                               18,743                      1              33,411
AMORTIZATION OF UNEARNED
 COMPENSATION
NET LOSS
                             ------    -----    -------     ------       ---------                 ------         -----------
BALANCE, DECEMBER 31, 1993      100     $NL     414,452     $4,144      10,664,148                 $1,066         $16,127,630
                             ------    -----    -------     ------       ---------                 ------         -----------

                                [RESTUBED TABLE]

                                        Deficit Accumulated
                                            During the
                                           Development             Unearned
                                              Stage              Compensation       Total
ISSUANCE OF COMMON STOCK
 TO FOUNDERS FOR CASH                    $                       $                $     106
ISSUANCE OF COMMON STOCK
 TO INVESTORS FOR CASH                                                              100,000
MERGER WITH DKY, INC.
 Issuance of preferred stock                                                       (300,000)
 Distribution to DKY
  stockholders                                                                      100,900
NET LOSS                                     (257,443)                             (257,443)
                                          -----------            -----------      ---------
BALANCE, DECEMBER 31, 1988                   (257,443)                     0       (356,437)

ISSUANCE OF COMMON STOCK
 TO INVESTORS FOR CASH
 (Net of private placement
   costs)                                                                           681,495
NET LOSS                                     (589,653)                             (589,653)
                                          -----------            -----------      ---------
BALANCE, DECEMBER 31, 1989                   (847,096)                     0       (264,595)

REVERSAL OF ACCRUAL FOR
 PRIVATE PLACEMENT COSTS                                                             50,000

INITIAL PUBLIC OFFERING
 (Net of Public offering
  costs)                                                                          2,977,632
NET LOSS                                   (1,019,315)                           (1,019,315)
                                          -----------            -----------      ---------
BALANCE, DECEMBER 31, 1990                 (1,866,411)                     0      1,743,722

ISSUANCE OF COMMON STOCK
 FOR SERVICES                                                                       311,251
NET LOSS                                   (1,617,501)                           (1,617,501)
                                          -----------            -----------      ---------
BALANCE, DECEMBER 31, 1991                 (3,483,912)                     0        437,472

ISSUANCE OF COMMON
 STOCK FOR CONSULTING FEES                                          (287,501)             0
ISSUANCE OF COMMON
 STOCK FOR CASH                                                                   1,295,100
ISSUANCE OF SERIES B
 PREFERRED STOCK FOR
 SALARIES                                                                           360,000
ISSUANCE OF SERIES B
 PREFERRED STOCK FOR
 SERVICES                                                            (49,659)       346,341
ISSUANCE OF COMMON STOCK FOR
 CASH INCLUDING 28,064
 SHARES ISSUED FOR
 COMMISSION                                                                       1,000,000
ISSUANCE OF COMMON STOCK
 FOR WARRANTS AND CASH                                                              500,000
ISSUANCE OF COMMON AND
 PREFERRED STOCK FOR
 WARRANTS                                                                         2,224,800
ISSUANCE OF COMMON STOCK
 FOR PATENT COSTS                                                                    37,065
AMORTIZATION OF UNEARNED
 COMPENSATION                                                        147,771        147,771
NET LOSS                                   (2,002,795)                           (2,002,795)
                                          -----------            -----------      ---------
BALANCE, DECEMBER 31, 1992                 (5,486,707)              (189,389)     4,345,754

ISSUANCE OF COMMON STOCK
 FOR BONUS                                                                            6,825
ISSUANCE OF COMMON STOCK
 FOR SERVICES                                                                       373,669
ISSUANCE OF COMMON STOCK
 FOR STOCK OPTIONS
 EXERCISED                                                                          333,000
ISSUANCE OF COMMON STOCK
 FOR CASH                                                                         5,364,084
ISSUANCE OF COMMON STOCK
 FOR WARRANTS                                                                        33,412
AMORTIZATION OF UNEARNED
 COMPENSATION                                                        183,419        183,419
NET LOSS                                   (2,730,242)                           (2,730,242)
                                          -----------            -----------      ---------
BALANCE, DECEMBER 31, 1993                $(8,216,949)           $    (5,970)    $7,909,921
                                          -----------            -----------      ---------

                                      F-4
See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                     SERIES A                  SERIES B               SERIES C
                                  PREFERRED STOCK          PREFERRED STOCK         PREFERRED STOCK            COMMON STOCK
                                 SHARES      AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT        SHARES      AMOUNT
BALANCE, DECEMBER 31, 1993         100         NL         414,452     $4,144        0           NL        10,664,148   $1,066

ISSUANCE OF COMMON STOCK
 FOR CASH                                                                                                  1,370,860      137
ISSUANCE OF COMMON STOCK
 FOR SERVICES                                                                                                 52,500        5
EXERCISE OF STOCK OPTIONS                                                                                    103,500       10
ISSUANCE OF COMMON STOCK
 FOR BONUS                                                                                                     4,000        1
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK
 DIVIDENDS                                                                                                    27,887        3
EXERCISE OF STOCK WARRANTS                                                                                     1,600        0
PREFERRED STOCK CONVERTED
 TO COMMON STOCK                                           (4,308)       (43)                                  4,308        1
UNEARNED COMPENSATION
NET LOSS
                                 -----       ------       -------     ------      ------      ------      ----------    ------
BALANCE, DECEMBER 31, 1994         100         NL         410,144      4,101        0           NL        12,228,803     1,223

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK
 DIVIDENDS                                                                                                    52,795         6
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK                                      (24,162)      (242)                                 24,162         2
ISSUANCE OF COMMON STOCK
 FOR PROFESSIONAL SERVICES                                                                                    83,030         8
NET LOSS
                                 -----       ------       -------     ------      ------      ------      ----------    ------
BALANCE, DECEMBER 31, 1995         100         NL         385,982      3,859        0           NL        12,388,790     1,239

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK
 DIVIDENDS                                                                                                    37,666         4
CONVERSION OF 8% DEBENTURES
 INTO COMMON STOCK                                                                                         1,772,945       177
ISSUANCE OF SERIES C
 PREFERRED STOCK                                                                  7,500          8
SERIES C PREFERRED STOCK
 PLACEMENT FEE
CASH DIVIDEND ON SERIES C
 PREFERRED STOCK
EXERCISE OF STOCK OPTIONS                                                                                     30,000        3
AMORTIZATION OF DISCOUNT ON
 8% DEBENTURES
AMORTIZATION OF DISCOUNT
 (DIVIDEND) ON SERIES C
 PREFERRED STOCK
ISSUE WARRANTS AND OPTIONS
 FOR SERVICES
NET LOSS
                                 -----       ------       -------     ------      ------      ------      ----------    ------
BALANCE, DECEMBER 31, 1996         100         NL         385,982     $3,859      7,500         $8        14,229,401    $1,423
                                 =====       ======       =======     ======      ======      ======      ==========    ======

                               [RESTUBBED TABLE]

                                                             ACCUMULATED
                                        ADDITIONAL          DEFICIT DURING
                                         PAID IN             DEVELOPMENT
                                         CAPITAL                STAGE           TOTAL
BALANCE, DECEMBER 31, 1993             $16,127,630          ($8,216,949)     $7,909,921

ISSUANCE OF COMMON STOCK
 FOR CASH                                6,696,280                            6,696,417
ISSUANCE OF COMMON STOCK
 FOR SERVICES                              229,245                              229,250
EXERCISE OF STOCK OPTIONS                  374,365                              374,375
ISSUANCE OF COMMON STOCK
 FOR BONUS                                  27,999                               28,000
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK
 DIVIDENDS                                 165,778             (165,781)              0
EXERCISE OF STOCK WARRANTS                   2,400                                2,400
PREFERRED STOCK CONVERTED
 TO COMMON STOCK                                42                                    0
UNEARNED COMPENSATION                                                             5,970
NET LOSS                                                     (5,632,283)     (5,632,283)
                                        ----------          -----------      ----------
BALANCE, DECEMBER 31, 1994              23,623,739          (14,015,013)      9,614,050

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK
 DIVIDENDS                                 154,388             (154,393)             NL
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK                           240
ISSUANCE OF COMMON STOCK
 FOR PROFESSIONAL SERVICES                 540,284                              540,292
NET LOSS                                                     (6,471,638)     (6,471,638)
                                        ----------          -----------      ----------
BALANCE, DECEMBER 31, 1995              24,318,651          (20,641,044)      3,682,705

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK
 DIVIDENDS                                 154,389             (154,393)              0
CONVERSION OF 8% DEBENTURES
 INTO COMMON STOCK                       3,441,573                            3,441,750
ISSUANCE OF SERIES C
 PREFERRED STOCK                         7,499,992                            7,500,000
SERIES C PREFERRED STOCK
 PLACEMENT FEE                            (500,000)                            (500,000)
CASH DIVIDEND ON SERIES C
 PREFERRED STOCK                                               (123,750)       (123,750)
EXERCISE OF STOCK OPTIONS                   24,372                               24,375
AMORTIZATION OF DISCOUNT ON
 8% DEBENTURES                           1,078,725                            1,078,725
AMORTIZATION OF DISCOUNT
 (DIVIDEND) ON SERIES C
 PREFERRED STOCK                         2,357,188           (2,357,188)              0
ISSUE WARRANTS AND OPTIONS
 FOR SERVICES                              385,800                              385,800
NET LOSS                                                     (9,047,560)     (9,047,560)
                                        ----------          -----------      ----------
BALANCE, DECEMBER 31, 1996             $38,760,690         ($32,323,935)     $6,442,045
                                       ===========          ===========      ==========

                                      F-5
See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                                For the Period
                                                                                                                 September 9,
                                                                                                                 1988 (Date of
                                                                     Years Ended December 31,                   incorporation)
                                                        ----------------------------------------------------    to December 31,
                                                            1994                1995               1996              1996
OPERATING ACTIVITIES
    Net loss                                            $ (5,632,283)      $ (6,471,638)     $ (9,047,560)      $ (29,368,430)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Amortization and depreciation                             62,050             73,739         2,215,967           2,333,019
    Issuance of common stock for services                    257,258            540,292             -               1,664,131
    Other noncash operating expenses                           5,970             -                                      5,970
    Settlement of legal fees                                   -                 -                                    (97,287)
    Provision for allowances on advances                     173,409           125,017           (109,168)            189,260
    Equity in loss of unconsolidated affiliate             1,691,697           511,094             72,065           2,768,061
    Asset and liability management
    Changes in operating assets                             (305,757)         (179,370)          (597,659)         (1,534,050)
    Accounts payable                                        (131,410)          249,237          1,441,770           2,074,137
                                                         -----------       -----------       ------------        ------------
    Net cash used in operating activities                 (3,879,066)       (5,151,629)        (6,114,583)        (21,608,592)
                                                         -----------       -----------       ------------        ------------
INVESTING ACTIVITIES
    Capital expenditures                                    (288,312)          (30,397)        (4,322,105)         (4,687,475)
    Investment in and advances to unconsolidated
     affiliate                                            (1,500,000)          (94,240)                 0          (4,703,440)
    Allowance taken on investment in unconsolidated
     affiliate                                                 -             2,129,252              -               2,129,252
    Interest accrued on loan to unconsolidated
     affiliate                                               (54,494)          (67,314)             -                (121,808)
    Licenses                                                   -                 -                  -                 (30,000)
    (Purchase) and redemption of government
     securities                                           (2,993,320)        2,993,320         (3,437,386)         (3,437,386)
                                                         -----------       -----------       ------------        ------------
    Net cash (used in)/provided by investing
     activities                                           (4,836,126)        4,930,621         (7,759,491)        (10,850,857)
                                                         -----------       -----------       ------------        ------------
FINANCING ACTIVITIES
    Proceeds from notes payable                                -                 -             10,000,000          10,800,000
    Private placement costs                                    -                 -               (500,000)           (518,505)
    Repayment of notes payable                               (22,705)            -             (4,958,250)         (6,080,955)
    Issuance of preferred stock                                -                 -              7,500,000           8,216,341
    Issuance Fees                                              -                 -               (500,000)           (500,000)
    Series C Preferred Stock Dividend                          -                 -               (123,750)           (123,750)
    Proceeds from Issuance of common stock                 6,696,417             -                  -              18,617,239
    Proceeds from warrants exercised                           2,400             -                  -               2,760,612
    Proceeds from stock options exercised                    374,375             -                 24,375             398,750
    Deferred public offering costs                             -                 -                  -                 (50,000)
                                                         -----------       -----------       ------------        ------------
    Net cash provided by financing activities              7,050,487                 0         11,442,375          33,519,732
                                                         -----------       -----------       ------------        ------------
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS          (1,664,705)         (221,008)        (2,431,699)          1,060,283

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD               5,377,695         3,712,990          3,491,982               -

CASH AND CASH EQUIVALENTS-END OF PERIOD                  $ 3,712,990       $ 3,491,982      $   1,060,283       $   1,060,283
                                                         ===========       ===========       =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest             $     2,295       $     -          $     352,049       $     354,344
                                                         ===========       ===========       =============      =============

                                      F-6

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
------------------------------------------------------------------------------

In 1994, the Company issued 1,500 shares of its common stock for services rendered. In addition, the Company issued 27,887 shares of its common stock with a value of $ 165,781 as payment for the dividend on its series B convertible preferred stock, 4,000 shares of its common stock for bonuses, and 31,000 shares of its common stock for services rendered in connection with its private placements. Also, the Company issued 20,000 shares of its common stock for fees regarding the exercise of the Company's stock warrants. Finally, the Company issued 4,308 shares of its common stock for 4,308 shares of its series B convertible preferred stock.

In 1995, the Company issued 52,782 of its common stock as payment with a value of $ 154,393 for the dividend on its series B convertible preferred stock. In addition, the Company issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. These shares were canceled by the Company in December 1995. Also, the Company issued 24,162 shares of its common stock for 24,162 shares of its series B convertible preferred stock, and 83,030 shares of its common stock for professional services rendered and to be rendered.

In 1996, the Company issued 37,666 shares of its common stock with a value of $154,393 as payment for the dividend on its series B convertible preferred stock. Further, the Company recorded as a dividend on its Series C Convertible Preferred Stock the amortization of discount of $2,357,188. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Projectavision, Inc. (the "Company"), a Delaware corporation, was incorporated on September 9, 1988. The Company has been formed to complete development of a unique proprietary solid state projection television and related video display technology. In addition, the company will seek to identify new high technology and electronic products for consumers and commercial customers. The Company is a development stage enterprise and has generated no significant revenue from its planned principal operations. Management of the Company believes that it has sufficient funds to successfully complete its development program and to sustain its operations. However, the attainment of profitable operations is dependent upon future events including achieving a level of revenue adequate to support the Company's then cost structure.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents - The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets. Tooling costs for the Digital Home Theater are being capitalized, with amortization to begin with production. The estimated useful service lives of the assets are as follows:

                  Furniture, fixtures and equipment                    7 years
                  Computers and software                               5 years
                  Leasehold improvements                               3 years


         Investments - The Company places its temporary cash investments and investments with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution.

         Research and Development - Costs are expensed as incurred.

         Net Loss Per Share - Net loss per share is computed based on the number of shares outstanding during the period and based on net loss after extraordinary items after deducting dividends on preferred stock.
         The effect of other potentially dilutive securities is not included because their effect is anti-dilutive.

         Income Taxes - The Company's accounting for income taxes is such that deferred taxes, determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating or capital loss or tax credit carry forwards are expected to reduce taxes payable in future years.

         Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December 15, 1995. The standard defines a fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company will continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

2.       REVENUE

         Revenue for the period consisted of royalty income from licensing agreements

         Included in cumulative revenues is $ 1,000,000 in funding from a government agency.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1996, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $ 1,762,983 and a fair value of $ 2,130,000.

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         In 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack") pursuant to which The Company had the right to acquire up to 50 percent of Tamarack's common stock representing
         37.2 percent of the issued and outstanding voting securities of Tamarack. Under the terms of the agreement, the Company invested $3,000,000 in the aggregate in Tamarack and had accounted for this investment under the equity method. The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of Tamarack, was $1,883,995. Such amount was being amortized over ten years and is reported in the statement of operations as Equity in Loss from Unconsolidated Affiliate. Amortization expense related to such goodwill for the fiscal years ended December 31, 1994 and 1995 was $197,884 and $148,413, respectively. The Company issued 32,000 shares of common stock (valued at $109,120) for advisory services received in connection with the acquisition. In 1994 the Company loaned Tamarack $1,500,000 with interest payable at 6 percent.

         In 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $94,240 was advanced to Tamarack.

         The Company recorded a reserve against its investment in Tamarack of $300,000 in 1994 and at December 31, 1995 the Company reduced its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition, Tamarack continues to incur losses, and its viability to achieve profitable operations is doubtful.

         In November, 1996, the Company loaned $ 100,000 to Tamarack. This amount is included in other current assets and is to be repaid in March 1997 following receipt of funds from a government agency.

5.       PROVISION FOR ALLOWANCE ON ADVANCES

         The Company has made advances through July 31, 1995 in contemplation of an investment in a high technology company. The president of the Company is related to an individual who is an executive officer and director of Projectavision. Such advances aggregated $298,426 and had been fully reserved for at December 31, 1995. In 1996 $ 109,166 of these funds were paid to the Company as a final settlement of the amounts advanced.

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

7.       EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with two of its officers and directors. Aggregated minimum compensation under these agreements will be $360,000 per year through 1997. For 1994, 1995, and 1996 salary expense was approximately $330,000, $527,000, and $577,453 respectively.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.       COMMON STOCK

         In 1994, the Company received gross proceeds of $1,575,000 in connection with the sale of 200,000 shares of its common stock in a private placement effected pursuant to Regulation S of the Securities Act of 1933, as amended (Registration S). In addition, the Company received an additional $1,381,250 of gross proceeds in connection with the sale of 250,000 shares of its common stock pursuant to a private placement effected under Regulation S. In connection with this private placement, the Company also issued an additional 31,000 shares of its common stock in payment of private placements costs. Finally, the Company received gross proceeds of $3,740,167 in connection with the sale of 920,860 shares of common stock in a series of private placements effected pursuant to Regulation S of the Securities Act of 1933, as amended (Registration S).

         In April 1995 the Company issued 83,030 shares of common stock for professional services.

9.       PREFERRED STOCK

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

         In 1996, the Company issued 7,500 shares of Series C Preferred Stock for $7,500,000, resulting in net proceeds to The Company of $7,000,000 after fees. The Series C Preferred Stock converts into shares of Common Stock at a 25% discount of the average closing bid price of the Common Stock for the five (5) trading days immediately preceding the date of conversion. The holder of the Series C Preferred Stock has the right to convert into Common Stock as follows: 25% can be converted on or after November 1, 1996: 25% may be converted on or after January 1, 1997: 25% may be converted on or after March 1, 1997; and 25% may be converted on or after May 1, 1997. The Company, in accordance with the terms and conditions of the sale of the Series C Preferred Stock, registered the shares of Common Stock into which the Series C Preferred Stock is convertible in the third quarter of 1996. The Series C Preferred Stock pays dividends semi-annually, seven (7) business days after each of December 31st and June 30th of each year, which may be in cash or shares of Common Stock at the election of The Company. The dividend rate is 3% per annum of the liquidation value of $1,000.00 per share until and through June 30, 1997; 6% per annum from July 1, 1997 through June 30, 1998; and 8% per annum from July 1, 1998 and thereafter. The Company recognized a dividend on the Series C Preferred Stock based on the annualized pro-rata amount of the 25% discount on the conversion into common stock and on the increase in the dividend rate. In January 1997, 3,750 of the Company's Series C Preferred Stock have been converted into 1,948,188 shares of Common Stock.

         In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000, resulting in net proceeds to the Company of $ 3,500,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock as follows: 8,750 shares on or after May 1, 1997; 8,750 shares on or after July 1, 1997; 8,750 shares on or after September 1, 1997; and 8,750 shares on or after November 1, 1997. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series D Conversion Price"); provided, however, that in the event that the Series D Conversion price is less than $ 2.00 per share, then under no circumstances can shares of Series D Preferred Stock be converted into the Company's Common Stock until such time as the Series D Conversion Price exceeds $ 2.00 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $ 12,500,000 projector revenues during the period January 1, 1997 through June 30, 1997, then the Series D Conversion Price shall be reduced by $ 0.50, or
         (ii) in the event that the Company fails to ship 2,500 projectors and generate $ 12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series D Conversion Price shall be reduced by $ 0.50.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

10.      CONVERTIBLE DEBT

         In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. In April 1996 the Company issued 1,456,329 shares of its common stock and paid $4,357,000 in cash in exchange for retiring $7.2 million in convertible debt. In July 1996, the Company issued 161,616 shares of its common stock and paid $250,000 in cash in exchange for retiring $0.5 million of convertible debt. In October 1996, the Company issued 155,000 shares of its common stock and paid $ 351,250 in cash in exchange for retiring $0.7 million of convertible debt. The Company recognized as interest expense based on the annualized pro-rata amount of the 25% discount on the conversion into common stock and on the annualized pro-rata share of the placement costs. In January 1997, the Company retired $ 100,000 of convertible debt for cash. There currently remains $1.5 million in convertible debt outstanding.

11.      STOCK OPTION PLANS

         Non-qualified Option Plan - The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant. The following is a summary of non-qualified option plan activity for the three years ended December 31, 1996:

                                                                 1994              1995             1996
                  Outstanding at January 1                    1,298,333         2,455,333        2,210,833
                                                              ---------         ---------        ---------
                  Granted                                     1,260,500            68,000        2,682,500
                  Expired                                           -                 -                -
                  Canceled                                          -            (312,500)        (660,125)
                  Exercised                                   ( 103,500)              -           ( 24,375)
                                                              ---------         ----------       ----------
                  Outstanding at December 31                  2,455,333         2,210,833        4,208,833
                                                              =========         ==========       ==========
                  Available for grant at December 31          2,544,667         2,789,167          791,167
                                                              =========         ==========       ==========

         Weighted average option exercise price information for the years 1996, 1995, and 1994 follows:

                                                                 1994              1995             1996
                  Outstanding at January 1                       3.61              3.63             3.56
                  Granted                                        3.63              2.70             4.34
                  Expired                                          -                 -                -
                  Canceled                                         -               2.50             3.56
                  Exercised                                      3.62                -              0.81
                  Outstanding at December 31                     3.63              3.56             4.06
                  Exercisable at December 31                     3.57              3.56             3.95

         Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follows:

         Grant Date        Options Outstanding       Options Exercisable        Exercise Price   Remaining Life (Years)

         3/12/96           2,000,000                 666,666                    4.375            7
         10/21/94            625,000                 625,000                    4.625            5


PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

11.      STOCK OPTION PLANS (Continued)

         The weighted fair value at date of grant for options granted in 1996 and 1995 was $ 2.59 and $ 3.03 per option, respectively. The fair value of options at date of grant was estimated based on the opinion of such fair value attributed by a receipt of one of the grants with the following weighted average assumptions:

                                               1995          1996

                  Expected life (Years)        5             5
                  Interest Rate                6.25%         6.25%
                  Volatility                     89%           89%
                  Dividend Yield                  0%            0%

         Stock-based compensation costs did not impact pretax income or earnings per share in 1996 and 1995. These costs would have been increased by $.4 million, or ($ 0.02) per share, in 1996 and $ 10,000, or ($.00) per share, in 1995 had the fair values of the options been recognized as compensation expense on a straight line basis over the vesting period of the grant.

         Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase 1,000,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of December 31, 1996, no options have been granted under the Plan.

12.      RELATED PARTY TRANSACTIONS

         In 1989 advances totaling $10,833 were made to a principal stockholder of DKY and were outstanding at December 31,1996.

13.      INCOME TAXES

         As of December 31, 1995 and 1996, the composition of the Company's net deferred taxes was as follows:

                                             1995            1996
         Deferred tax assets             $ 6,801,000     $  8,400,000
         Less valuation allowance         (6,801,000)      (8,400,000)
                                          ----------     ------------

         Net                             $         -     $          -
                                          ==========     ============

         Deferred tax assets principally result from the availability of net operating and capital loss carry-forwards to offset income earned in future years. The offsetting valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized.

         At December 31, 1996, the Company had tax net operating and capital loss carry-forwards of approximately $21,000,000, which expire in the years 2003 through 2010. The utilization of tax net operating and capital losses may be subject to certain limitations.

14.      COMMITMENTS AND CONTINGENCIES

         On November 18, 1994 the Company entered into a non exclusive, non-transferable license without a right to sub-license, except to related companies, with Samsung Electronics Co. pursuant to which the Company gave to Samsung the right to use the Company's patented depixelization technology (as defined) in connection with the manufacturing and marketing of LCD projectors. The license is co-terminus with the life of the patents and patent applications relating to the proprietary rights underlying the license.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

14.      COMMITMENTS AND CONTINGENCIES (Continued)

         The future minimum rental commitments as of December 31, 1996 are as follows:

                  Year                               Amount
                  ----                               ------

                  1997                              $ 257,554
                  1998                                 21,462
                                                     --------

                                                    $ 279,016
                                                    =========

         Rent expense for the years ended December 31, 1995 and 1996 was $204,832 and $209,695, respectively.

         In 1994 a legal action was brought against the Company and various other parties by several former employees and a former consultant of Tamarack. The complaint alleged wrongful termination of employment and related charges. This complaint was settled in February, 1996 at no cost to the Company.

         In 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by a former officer and employee of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements.

         In 1995 the Company was served with class action law suits, which have now been consolidated, alleging various federal securities laws violations primarily in connection with the Company's public disclosures. In July, 1996 the consolidated class action lawsuit was denied by the court.

         In 1996 two of the eleven purchasers of the convertible debt commenced a lawsuit against the Company seeking an order to have their debt converted into common stock. One of the two purchasers settled their lawsuit with the Company in October, 1996. The litigation with the other debt holder remains outstanding.

         In 1996, a suit was filed by a individual investor against the Company and Marvin Maslow alleging fraudulent inducement in connection with the plaintiff's purchase of the Company's securities.


         In all of the above actions, the Company's management, based upon discussions with counsel, believe that they have a meritorious defense against these claims and intend a vigorous defense against these claims. The Company's management believes that the outcome of these matters will not have a material adverse effect on its financial position or results of operations.

         Please refer to Item 3. Legal Proceedings on pages 15 through 18 for further details.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 26th day of March, 1997.

                                              PROJECTAVISION, INC.


                                           By:/s/ Martin Holleran
                                              ---------------------------
                                              Martin Holleran, President
                                              Chief Executive Officer and
                                              Director

     In accordance with the Exchange Act this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                            Title                      Date
---------                            -----                      ----

/s/ Marvin Maslow                Chairman of the Board          March 26, 1997
-------------------------        of Directors
Marvin Maslow

/s/ Martin Holleran              President, Chief               March 26, 1997
-------------------------        Executive Officer and
Martin Holleran                  Director


/s/ Jules Zimmerman              Chief Financial                March 26, 1997
-------------------------        Officer, Secretary and
Jules Zimmerman                  Director


/s/ Martin D. Fife               Director                       March 26, 1997
-------------------------
Martin D. Fife

/s/ Richard S. Hickok            Director                       March 26, 1997
-------------------------
Richard S. Hickok

/s/ Dr. Craig I. Fields          Director                       March 26, 1997
-------------------------
Dr. Craig I. Fields

/s/ Arthur Lipper III            Director                       March 26, 1997
-----------------------
Arthur Lipper III

/s/ Sherman Langer               Director                       March 26, 1997
-----------------------
Sherman Langer