Form 10-Q
period 1997-03-31
PROJECTAVISION INC
filed 1997-05-15
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended March 31, 1997
                      --------------

Commission File Number 33-33997
                       --------

                               Projectavision Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

         Delaware                              13-3499909
         --------                              ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

Two Penn Plaza, Suite 640, New York, NY  10121
(Address of Principal Executive Offices)  (zip code)

(212) 971-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

As of May 9, 1997, there were 16,815,341 shares of the Registrant's common stock outstanding.

                              PROJECTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Item 1.           Financial Statements

                  Balance Sheets                                            F-2

                  Statements of Operations                                  F-3

                  Statements of Stockholders' Equity                        F-4

                  Statements of Cash Flows                                  F-5

                  Notes to Financial Statements                             F-7

Item 2.           Management's Discussion and Analysis of                   F-10
                  Financial Condition and Results
                  of Operations


                  SIGNATURES

PROJECTAVISION, INC
(A Development Stage Company)

BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------

                                                                                                      (Unaudited)
                                                                                December 31             March 31,
                                                                                    1996                  1997
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  1,060,283           $ 1,549,736
    Investments                                                                   3,437,386             3,147,352
    Other current assets                                                            851,198             1,423,591
                                                                               ------------           -----------
      Total Current Assets                                                        5,348,867             6,120,679

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                68,422                68,422
    Tooling Costs                                                                 4,208,005             5,070,801
    Computers and software                                                          226,019               234,738
    Leasehold improvements                                                          185,030               185,030
                                                                               ------------           -----------
                                                                                  4,687,478             5,558,991
    Less: Accumulated depreciation and amortization                                 242,896               268,497
                                                                               ------------           -----------
      Property and equipment, net                                                 4,444,580             5,290,494


OTHER ASSETS                                                                        339,041                69,034
                                                                               ------------           -----------
      TOTAL ASSETS                                                             $ 10,132,488           $11,480,207
                                                                               ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                   $  1,927,480           $ 1,221,040
                                                                               ------------           -----------
      Total Current Liabilities                                                   1,927,480             1,221,040
                                                                               ------------           -----------
LONG-TERM CONVERTIBLE DEBT - NET                                                  1,762,963             1,694,444

COMMITMENTS AND CONTINGENCIES                                                        --                    --

STOCKHOLDERS' EQUITY
    Preferred stocks
      Series A Preferred Stock, $.01 par value
       100 shares authorized, 100 shares issued
       ($100,000 liquidation preference)                                             --                    --
      Series B Preferred Stock, $.01 par value
       434,667 shares authorized, 351,258 shares outstanding
       ($ 1,929,910 liquidation preference)                                           3,859                 3,512
      Series C Preferred Stock, $.001 par value
       7,500 shares authorized; 7,500 shares issued;
       3,290 shares outstanding; ($100,000 liquidation preference)                        8                     3
      Series D Preferred Stock, $100 par value
       60,000 shares authorized; 35,000 shares issued;
       ($3,500,000 liquidation preference)                                             --               3,500,000
    Common stock $.0001 par value - 30,000,000 shares
      authorized; 14,229,401 and 16,514,899 issued and
      outstanding respectively                                                        1,423                 1,651
    Additional paid-in capital                                                   38,760,690            39,850,754
    Deficit accumulated during the development stage                            (32,323,935)          (34,791,197)
                                                                               ------------           -----------
      Total Stockholders' Equity                                                  6,442,045             8,564,723
                                                                               ------------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $110,132,488           $11,480,207
                                                                               ============           ===========

See notes to financial statement
                                       F-2

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    For the Period
                                                                                                    September 9,
                                                                                                    1988 (Date of
                                                               Three Months Ended March 31,          Incorporation)
                                                               ----------------------------          to March 31,
                                                                   1996              1997                1997

REVENUE                                                       $        --       $     5,600          $  1,460,600

LESS: COST OF SALES                                                    --             5,070                 5,070
                                                              -----------       -----------          ------------
GROSS PROFIT                                                           --               530             1,455,530

OPERATING EXPENSES
     General and administrative                                   642,998           717,320            10,086,082
     Salaries                                                     424,692           362,907             5,188,763
     Legal fees                                                   253,205           170,119             3,208,177
     Depreciation and amortization                                 19,658            25,601               323,935
     Research and development                                     325,717            66,992             5,878,244
     Patent and license expense                                    24,384            44,865             1,532,917
                                                              -----------       -----------          ------------
Total Operating Expenses                                        1,690,654         1,387,804            26,218,118
                                                              -----------       -----------          ------------
LOSS FROM OPERATIONS                                           (1,690,654)       (1,387,274)          (24,762,588)
                                                              -----------       -----------          ------------
OTHER INCOME (EXPENSE)
     Provision for allowances on advances                         (18,100)               --              (189,260)
     Interest income                                               80,378            77,654             1,584,514
     Interest expense - 8% Debentures                            (135,356)          (26,497)             (405,216)
     Interest expense - Amortization of debt expense              (27,778)          (41,205)           (2,075,888)
                                                              -----------       -----------          ------------
Other income/(expense) - Net                                     (100,856)            9,952            (1,085,850)
                                                              -----------       -----------          ------------
LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                     (1,791,510)       (1,377,322)          (25,848,438)
                                                              -----------       -----------          ------------
EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                             --                --            (4,897,314)
                                                              -----------       -----------          ------------
NET LOSS                                                       (1,791,510)       (1,377,322)          (30,745,752)
                                                              ===========       ===========           ===========
NET LOSS PER SHARE                                            $(      .14)      $(      .08)
                                                              ===========       ===========
AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                  12,608,846        16,514,899
                                                              ===========       ===========

See Notes to Financial Statements

PROJECTAVISION,  INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                       SERIES A              SERIES B           SERIES C            SERIES D
                                                    PREFERRED STOCK       PREFERRED STOCK    PREFERRED STOCK     PREFERRED STOCK
                                                     SHARES  AMOUNT      SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
BALANCE, JANUARY 1, 1996                              100        0       385,982   3,859         0      #REFI          0         0

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS

CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK

ISSUANCE OF SERIES C PREFERRED STOCK                                                          7,500          8

SERIES C PREFERRED STOCK PLACEMENT FEE

CASH DIVIDEND ON SERIES C PREFERRED STOCK

EXERCISE OF STOCK OPTIONS

AMORTIZATION OF DISCOUNT ON 8% DEBENTURES

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK

ISSUE WARRANTS AND OPTIONS FOR SERVICES

NET LOSS
                                                     ----     ----      --------  ------      -----      -----   ------  ----------
BALANCE, DECEMBER 31, 1996                            100        0       385,982  $3,859      7,500      #REFI        0          $0
                                                     ====     ====      ========  ======      =====      =====   ======  ==========

ISSUANCE OF SERIES D PREFERRED STOCK                                                                             35,000   3,500,000


CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                                                 (34,724)   (347)

SERIES C PREFERRED STOCK CONVERSION                                                          (4,210)        (5)

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES D PREFERRED STOCK

ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS

ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS

NET LOSS
                                                     ----     ----      --------  ------      -----      -----   ------  ----------
BALANCE, DECEMBER 31, 1997                            100        0       361,258  $3,512      3,290      #REFI   35,000  $3,500,000
                                                     ====     ====      ========  ======      =====      =====   ======  ==========


                               (RESTUBBED TABLE)

                                                                                                    ACCUMULATED
                                                                                ADDITIONAL         DEFICIT DURING
                                                        COMMON STOCK             PAID-IN            DEVELOPMENT
                                                     SHARES       AMOUNT          CAPITAL              STAGE               TOTAL
BALANCE, JANUARY 1, 1996                            12,388,790     1,239        24,316,651         (20,641,044)         3,682,705

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS                          37,666         4           154,389             (15,393)                 0

CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK                                        1,772,945       177         3,441,573                               3,441,750

ISSUANCE OF SERIES C PREFERRED STOCK                                             7,499,992                               7,500,000

SERIES C PREFERRED STOCK PLACEMENT FEE                                            (600,000)                               (600,000)

CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                             (123,750)           (123,750)

EXERCISE OF STOCK OPTIONS                               30,000         3             24,372                                 24,375

AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                                         1,078,725                              1,078,725

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK                                                         2,357,188          (2,357,188)                 0

ISSUE WARRANTS AND OPTIONS FOR SERVICES                                             385,800                                385,800

NET LOSS                                                                                             (9,047,560)        (9,047,560)
                                                    ----------    ------        -----------        ------------         ----------
BALANCE, DECEMBER 31, 1996                          14,229,401    $1,423        $38,760,690        ($32,323,935)        $6,442,045
                                                    ==========    ======        ===========        ============         ==========

ISSUANCE OF SERIES D PREFERRED STOCK                                                                                     3,500,000

CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                                34,724         3                344                                      0

SERIES C PREFERRED STOCK CONVERSION                  2,226,186       223               (218)                                     0

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK                                                           318,171            (318,171)                 0

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES D PREFERRED STOCK                                                           530,973            (530,973)                 0

ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS                                   163,600            (163,600)                 0

ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS                         24,588         2             77,194             (77,196)                 0

NET LOSS                                                                                             (1,377,322)        (1,377,322)
                                                    ----------    ------        -----------        ------------         ----------
BALANCE, DECEMBER 31, 1997                          16,514,899    $1,651        $39,860,754        ($34,791,197)        $8,564,723
                                                    ==========    ======        ===========        ============         ==========

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               For the Period
                                                                                                                September 9,
                                                                                                                1988 (Date of
                                                                            Three Months Ended March 31,       Incorporation)
                                                                            ----------------------------         to March 31,
                                                                               1996              1997                 1997
OPERATING ACTIVITIES
       Net loss                                                            $(1,791,510)      $(1,377,322)          $(30,745,752)
       Adjustments to reconcile net loss to net cash used
        in operating activities:
       Amortization and depreciation                                            47,436            25,601                323,937
       Issuance of common stock for services                                    --                  --                1,664,131
       Other noncash operating expenses                                         --                74,636              2,434,685
       Settlement of legal fees                                                 --                  --                  (97,287)
       Provision for allowances on advances                                     --                  --                  298,426
       Equity in loss of unconsolidated affiliate                               --                  --                2,895,996
       Asset and liability management
        Changes in operating assets                                            110,701          (345,441)            (1,879,491)
        Accounts payable                                                        42,468          (706,440)             1,367,697
                                                                           -----------        ----------            -----------
        Net cash used in operating activities                               (1,590,905)       (2,329,066)           (23,937,658)
                                                                           -----------        ----------            -----------
INVESTING ACTIVITIES
       Capital expenditures                                                    (16,276)         (871,515)            (5,558,990)
       Investment in and advances to unconsolidated affiliate                   --                  --               (4,703,440)
       Allowance taken on investment in unconsolidated affiliate                --                  --                2,129,252
       Interest accrued on loan to unconsolidated affiliate                     --                  --                 (121,808)
       Licenses                                                                 --                  --                  (30,000)
       Purchases and redemption of government securities                    (4,850,672)          290,034             (3,147,352)
                                                                           -----------        ----------            -----------
        Net cash used in investing activities                               (4,866,948)         (581,481)           (11,432,338)
                                                                           -----------        ----------            -----------
FINANCING ACTIVITIES
       Proceeds from notes payable                                          10,000,000              --               10,800,000
       Private placement costs                                                  --                  --                 (518,505)
       Repayment of notes payable                                               --              (100,000)            (6,180,955)
       Issuance of preferred stock                                              --             3,500,000             11,716,341
       Issuance Fees                                                          (500,000)             --                 (500,000)
       Series C Preferred Stock Dividend                                        --                  --                 (123,750)
       Proceeds from Issuance of common stock                                   --                  --               18,617,239
       Proceeds from warrants excercised                                        --                  --                2,760,612
       Proceeds from stock options excercised                                   --                  --                  398,750
       Deferred public offering costs                                           --                  --                  (50,000)
                                                                           -----------        ----------            -----------
         Net cash provided by financing activities                           9,500,000         3,400,000             36,919,732
                                                                           -----------        ----------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                        3,042,147           489,453              1,549,736

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                                 3,491,982         1,060,283                 --
                                                                           -----------        ----------            -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                    $ 6,534,129        $1,549,736            $ 1,549,736
                                                                           ===========        ==========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                              $   135,356        $   26,497            $   378,546
                                                                           ===========        ==========            ===========

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------------------------------------------

In 1996, the Company issued 37,666 shares of its common stock with a value of $154,393 as payment for the dividend on its series B convertible preferred stock. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt. Also, the Company issued 34,724 shares of its common stock for 34,724 shares of its series B convertible preferred stock

In 1997, the Company issued 24,588 shares of its common stock with a value of $77,196 as payment for the dividend on its series B convertible preferred stock. In addition, the Company issued 2,226,186 shares of its common stock in exchange for retiring 4,210 shares of Series C convertible preferred stock.

PROJECTAVISION, INC.
(A Development stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2.       REVENUE

         Revenue for the period consisted of the initial billings for the Digital Home Theater.

         Included in cumulative revenues is $ 1,000,000 in funding from a government agency.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         At March 31, 1997, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $ 2,000,000 and a fair value of $ 1,694,444.

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

         In November, 1996, the Company loaned $ 100,000 to Tamarack. This amount is included in other current assets and is to be repaid in July 1997 following receipt of funds from a government agency.


5.       ASSIGNMENT AGREEMENT

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with three of its officers and directors. Aggregate minimum compensation under these agreements will be $535,000 per year through 1997.

7.       PREFERRED STOCK

         In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000, resulting in net proceeds to the Company of $ 3,500,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock as follows: 8,750 shares on or after May 1, 1997; 8,750 shares on or after July 1, 1997; 8,750 shares on or after September 1, 1997; and 8,750 shares on or after November 1, 1997. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series D Conversion Price"); provided, however, that in the event that the Series D Conversion price is less than $ 2.00 per share, then under no circumstances can shares of Series D Preferred Stock be converted into the Company's Common Stock until such time as the Series D Conversion Price exceeds $ 2.00 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $ 12,500,000 projector revenues during the period January 1, 1997 through June 30, 1997, then the Series D Conversion Price shall be reduced by $ 0.50, or
         (ii) in the event that the Company fails to ship 2,500 projectors and generate $ 12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series D Conversion Price shall be reduced by an additional $ 0.50.


8.       RELATED PARTY TRANSACTIONS

         In 1989 advances totaling $10,833 were made to a principal stockholder of DKY and were outstanding at December 31,1996.


9.       COMMITMENTS AND CONTINGENCIES

         On November 18, 1994 the Company entered into a non exclusive, non-transferable license without a right to sub-license, except to related companies, with Samsung Electronics Co. ("Samsung") pursuant to which the Company gave to Samsung the right to use the Company's patented depixelization technology (as defined) in connection with the manufacturing and marketing of LCD projectors. The license is co-terminus with the life of the patents and patent applications relating to the proprietary rights underlying the license.

         The future minimum rental commitments as of December 31, 1996 are as follows:

                  Year                               Amount
                  ----                               ------
                  1997                              $ 257,554
                  1998                                 21,462
                                                    ---------
                                                    $ 279,016
                                                    =========

         Rent expense for the years ended December 31, 1995 and 1996 was $204,832 and $209,695, respectively.

         In June of 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to appeal. The class action suit now alleges numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleges claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants have submitted motions to dismiss the action. These motions are pending before the Court.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       COMMITMENTS AND CONTINGENCIES (Continued)

         In January 1996, Mr. and Mrs. Eugene Dolgoff sued the Company and certain members of the Board of Directors in the Chancery Court in the State of Delaware, and in connection therewith moved to preliminarily enjoin the Company's annual stockholders' meeting scheduled for February 29, 1996. The Dolgoffs alleged, among other things, manipulation of the election process and breaches of the Company's charter documents. The Dolgoffs' request to preliminarily enjoin the meeting was denied. A settlement agreement has been entered into between the Company and the Dolgoffs, which includes, amother things, the Company taking steps to move one of its Directors from one class to another class so as to balance the size of its three (3) classes of directors. A hearing with respect to the settlement agreement has been scheduled before the Delaware Chancery Court for May 23, 1997.

         In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by a Eugene Dolgoff, a founder and former officer of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff is seeking damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1996, the New York State Supreme Court issued an order and opinion which disqualified the Company's litigation counsel, Anderson Kill, & Olick, P.C. ("Anderson, Kill") on the basis that Anderson, Kill had a conflict of interest vis-a-vis Mr. Dolgoff , substantially denied the Company's motion to dismiss Mr. Dolgoff's entire complaint, and denied Mr. Dolgoff's motion to have a receiver appointed.

          The Company appealed the New York Supreme Court's decision regarding the disqualification of Anderson, Kill and the denial of its motion to dismiss Mr. Dolgoff's complaint. Mr. Dolgoff appealed the New York Supreme Court's denial of his motion to have a receiver appointed. In January of 1997, the Supreme Court of the State of New York Appellate Division First Department, affirmed the lower court's disqualification of Anderson, Kill and the lower court's motion to dismiss and ordered that a receiver be appointed to protect whatever interest, if any, the former officer and employee of the Company may ultimately be able to prove that he has in any inventions Mr. Dolgoff assigned to the Company. At the present time, neither the nature, nor scope, nor term of the receivership has been determined, all of which will be decided by the New York State Supreme Court, which initially denied the former officer and employee's motion for a receivership. At this time, neither the Appellate Court, nor any other court, has determined that Mr. Dolgoff has any proof to support his claims; the Appellate Court has merely reaffirmed the lower court's decision that, at this preliminary stage of the litigation, Mr. Dolgoff's complaint has satisfied procedural pleading requirements. As a consequence of new facts having come to the attention of the Company, the Company has amended its pleadings and filed counterclaims against Mr. Dolgoff, his affiliated companies, Breakthrough Enterprises, Inc. and Floating Images, Inc. for, among other things, fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations, in connection with which the Company is seeking injunctive relief and a constructive trust, in addition to monetary damages in excess of $ 100 million.

         In 1996, a suit was filed by a individual investor against the Company and Marvin Maslow, Chairman of the Board of Directors, alleging fraudulent inducement in connection with the plaintiff's purchase of the Company's securities. In March 1997 the case was dismissed by the U.S. District Court in Florida on jurisdictional grounds.

         In all of the above actions, the Company's management, based upon discussions with counsel, believe that they have a meritorious defense and intend a vigorous defense against these claims. The Company's management believes that the outcome of these matters will not have a material adverse effect on its financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following management discussion and analysis should be read in conjunction with the financial statements and notes there to.

As of March 31, 1997, the Company had working capital of $5,043,868. To date, the Company has funded its operations primarily from sales of capital stock. In January 1997, the Company completed a private placement of preferred stock of $3.5 million. In March 1997 the Company shipped its first Digital Home Theater to retail distribution.

As of December 31, 1996, the Company had working capital of $3,421,387. The Company has funded its operations primarily from sales of capital stock. In February 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon a annual interest rate of 8%. The debt matures in three (3) years, at which time any of this debt then outstanding is to be repaid by the Company in cash or common stock, at the Company's option. The debt is convertible into the Company's Common Stock in whole or in part, at the option of the investor, at any time during the three year life of the debt, but not before 60 days (with respect to 50% of the debt) or 90 days (with respect to the entire debt) after the date of the investment. All conversions into Common Stock are at a 25% discount to the then-present price of the Company's Common Stock at the time of conversion. The Company used the proceeds from these offering principally in connection with the commencement of the production and introduction of its Digital Home Theater projector. All of the debt received in this offering was raised from institutional investors located in Belgium, Canada, Israel, Saudi Arabia, Singapore, Switzerland and England.

In June 1996 the Company issued an aggregate of $ 7,500,000 of a newly created Series C Preferred Stock to an Australian financial institution pursuant to Regulation D of the Securities Act, resulting in net proceeds to the Company of $ 7,000,000. The net proceeds from the sale of the Series C convertible Preferred Stock were used primarily to retire unconverted portions of the convertible debt issued in February 1996. There currently remains $ 1.5 million of convertible debt. At the present time, 3,290 shares of this Series C Preferred Stock are eligible for conversion, and 4,210 shares have already been converted into 2,226,186 shares of the Company's Common Stock. The Series C Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series C Conversion Price"); provided, however, that in the event that the Series C Conversion price is less than $ 1.50 per share, then under no circumstances can shares of Series C Preferred Stock be converted into the Company's Common Stock until such time as the Series C Conversion Price exceeds $ 1.50 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $ 12,500,000 projector revenues during the period January 1, 1997 through June 30, 1997, then the Series C Conversion Price shall be reduced by $ 0.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $ 12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series C Conversion Price shall be reduced by an additional $ 0.50.

In January 1997 the Company issued anaggregate of 35,000 shares of Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000. For a description of the terms and conditions of the Series D Preferred Stock, see Footnote 7 on page F-8.

The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Digital Home Theater. The Company is in the development stage and, to date, its sole revenues have been $1,455,000 in fees and $ 5,600 from the sale of the Digital Home Theater. Of such fees, $1,000,000 was derived from a government agency to develop certain projection technology for use in a high definition television projector and the remaining balance, $455,000, from licensing agreements. The Company has completed research and development with respect to the Digital Home Theater projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system.

Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $34,500,000 from its inception to March 31, 1997. The Company has continued to incur losses since March 31, 1997. As of December 31, 1996, the Company had a available for Federal income tax purposes net operating and capital loss carry-forwards of approximately $21,000,000. The Internal Revenue Code of 1986, as amended, may impose certain restrictions on the amount of net operating loss carry-forwards which may be used in any year by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration has duly authorized and caused the undersigned to sign this report on the Registrant's behalf:


                                                   PROJECTAVISION, INC.


                                               By: /s/ Martin Holleran
                                                   -----------------------------
                                                   Martin Holleran, President/
                                                   Chief Executive Officer and
                                                   Director


                                               By: /s/ Jules Zimmerman
                                                   -----------------------------
                                                   Jules Zimmerman, Chief
                                                   Financial Officer and
                                                   Director

May 13, 1997