Form 10-Q
period 1997-06-30
PROJECTAVISION INC
filed 1997-08-14
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the Quarter ended June 30, 1997
                      -------------

Commission File Number 33-33997
                       --------

                               Projectavision Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3499909
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                 Two Penn Plaza, Suite 640, New York, NY 10121
              ----------------------------------------------------
              (Address of Principal Executive Offices) (zip code)

                                 (212) 971-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__            No _____

As of June 30, 1997, there were 16,765,341 shares of the Registrant's common stock outstanding.

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

                  Notes to Financial Statements                      F-7

Item 2.           Management's Discussion and Analysis of            F-10
                  Financial Condition and Results
                  of Operations



                  SIGNATURES

PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                           (Unaudited)
                                                                                         December 31        June 30,
ASSETS                                                                                      1996              1997
CURRENT ASSETS:
    Cash and cash equivalents                                                          $  1,060,283      $    195,197
    Accounts and other receivables - net                                                       --             181,188
    Inventory                                                                                  --             357,264
    Investments                                                                           3,437,386         2,071,800
    Other current assets                                                                    851,198         1,136,155
                                                                                       ------------         ---------
     Total Current Assets                                                                 5,348,867         3,941,594
PROPERTY AND EQUIPMENT
    Furniture, fixtures, and equipment                                                       68,422            68,422
    Tooling Costs                                                                         4,208,005         5,553,976
    Computers, and software                                                                 226,019           241,120
    Assets under capital leases                                                                --              47,989
    Lessehold improvements                                                                  185,030           185,030
                                                                                       ------------         ---------
                                                                                          4,687,476         6,096,537
    Less: Accumulated depreciation and amortization                                         242,896           668,559
                                                                                       ------------         ---------
     Property and equipment net                                                           4,444,580         5,427,978

OTHER ASSETS                                                                                339,041            41,690
                                                                                       ------------         ---------

     TOTAL ASSETS                                                                      $ 10,132,488      $  9,411,282
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                   $  1,718,004      $    780,883
    Accrued liabilities                                                                     200,476           836,575
    Current portion of capital lease obligations                                                 --            14,045
                                                                                       ------------         ---------
     Total Current Liabilities                                                            1,927,480         1,631,503
                                                                                       ------------         ---------
LONG-TERM LIABILITIES
    Long-term portion of capital lease obligations                                               --            30,773
    Convertible Debt                                                                      1,762,963         1,736,111
                                                                                       ------------         ---------
    Total Long-term Liabilities                                                           1,762,963         1,766,884
                                                                                       ------------         ---------

TOTAL LIABILITIES                                                                         3,690,443         3,398,387
COMMITMENTS AND CONTINGENCIES                                                                  --                --

STOCKHOLDERS'EQUITY
    Preferred stocks
     Series A Preferred Stock, $.01 per value
     100 shares authorized, 100 shares issued
     ($100,000 liquidation preference)
     Series B Preferred Stock. $.01 par value
       434,667 shares authorized, 351,258 shares outstanding
       as of June 30, 1997 ($1,929,910 liquidation preference)                                3,859             3,512
     Series C Preferred Stock. $.001 par value
       7,500 shares authorized; 7,500 shares issued; 3,290 shares
       outstanding as of June 30, 1997; ($100,000 liquidation preference)                         8                 3
     Series D Preferred Stock, $100 par value
       60,000 shares authorized; 35,000 shares issued;
       ($3,500,000 liquidation preference)                                                       --         3,500,000
    Common stock $.0001 par value - 30,000,000 shares
     authorized; 14,229,401 and 16,765,341 issued and
     outstanding respectively                                                                 1,423             1,676
    Additional paid in capital                                                           38,760,690        40,445,190
    Deficit accumulated during the development stage                                    (32,323,935)      (37,937,506)
                                                                                       ------------         ---------
      Total Stockholders Equity                                                           6,442,045         6,012,875
                                                                                       ------------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                              $ 10,132,488      $  9,411,262
                                                                                       ============      ============

See notes to financial statements

PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                                                                                    For the Period
                                                                                                                       September 9,
                                                                                                                      1988 (Date of
                                                       Three Months Ended June 30,      Six Months Ended June 30,    Incorporation)
                                                       ---------------------------      -------------------------      to June 30,
                                                           1996              1997          1998             1997           1997

REVENUE                                                $       --      $     44,800    $       --      $     50,400    $  1,505,400

LESS: COST OF SALES                                          45,337            --              --            50,407          50,407

GROSS PROFIT                                                   (537)           --              --                (7)      1,454,993

OPERATING EXPENSES
    General and administrative                              474,982         929,865       1,094,207       1,647,186      11,015,948
    Salaries                                                245,068         358,486         669,760         721,393       5,547,249
    Legal fees                                              187,623         573,517         440,828         743,636       3,781,694
    Depreciation and amortization                           374,313         400,061         421,748         425,663         723,997
    Research and development                                (37,138)        124,998         312,354         191,988       6,003,240
    Patent and license expense                              113,701         137,655         138,084         182,521       1,670,573
                                                         ----------      ----------      ----------      ----------     -----------
Total Operating Expenses                                  1,358,549       2,524,582       3,076,981       3,912,387      28,742,701
                                                         ----------      ----------      ----------      ----------     -----------
LOSS FROM OPERATIONS                                     (1,358,549)     (2,525,119)     (3,076,981)     (3,912,394)    (27,287,708)
                                                         ----------      ----------      ----------      ----------     -----------

OTHER INCOME (EXPENSE)
    Provision for allowances on advances                    (40,049)           --           (58,149)           --          (189,260)
    Interest income                                         127,082          53,100         207,460         130,755       1,637,615
    Interest expense - 8% Debentures                       (138,359)        (31,912)       (273,715)        (58,409)       (437,128)
    Interest expense - Amortization of debt expense            --           (47,917)           --           (89,122)     (2,123,805)
                                                         ----------      ----------      ----------      ----------     -----------
Other Income/(expense) - Net                                (51,326)        (26,729)       (124,404)        (16,776)     (1,112,578)
                                                         ----------      ----------      ----------      ----------     -----------
LOSS BEFORE EQUITY IN LOSS OF
 UNCONSOLIDATED AFFILIATE                                (1,409,875)     (2,551,848)     (3,201,385)     (3,929,170)    (28,400,286)
                                                         ----------      ----------      ----------      ----------     -----------
EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                     --              --              --              --        (4,897,314)
                                                         ----------      ----------      ----------      ----------     -----------
NET LOSS                                                 (1,409,875)     (2,551,848)     (3,201,385)     (3,929,170)    (33,297,600)
                                                         ----------      ----------      ----------      ----------     -----------
NET LOSS PER SHARE ATTRIBUTABLE TO
    COMMON STOCKHOLDERS                                $       (.16)   $       (.19)   $       (.25)   $       (.33)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  0UTSANDING                                             13,897,347      16,765,341      13,097,392      16,465,513
                                                       ============    ============    ============    ============


See notes to financial statements

PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF ST0CKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                   SERIES A          SERIES B          SERIES C           SERIES D
                                                PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK    PREFERRED STOCK
                                                 SHARES  AMOUNT   SHARES    AMOUNT  SHARES   AMOUNT    SHARES    AMOUNT

BALANCE, JANUARY 1, 1996                           100     $0     385,962   $3,859     0        $0        0          $0
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS
CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK                                                  7,500      3
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCUSE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 6% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK
ISSUE WARRANTS AND OPTIONS F0R SERVICES
NET LOSS
                                                   ---    ----    -------   ------    -----    ---    --------   ---------
BALANCE, DECEMBER 31, 1996                         100     $0     385,962   $3,859    7,500     $0       0          $0
                                                   ===    ====    =======   ======    =====    ===    ========   =========
ISSUANCE OF SERIES D PREFERRED STOCK                                                                    35,000   3,500,000
CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                                          (37,742)    (347)
SERIES C PREFERRED STOCK CONVERSION                                                  (4,200)    (5)
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK
ISSUE WARRANTS TO SERIES D PREFERRED
 STOCKHOLDERS
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS
EXERCISE OF STOCK OPTIONS
NET LOSS
                                                    ---    ----    -------   ------    -----    ---   --------   ---------
BALANCE, MARCH 31, 1997                             100      0     361,258    3,512    3,290     3      35,000   3,500,000
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK
NET LOSS
                                                    ---    ----    -------   ------    -----    ---   ------    ----------
BALANCE, JUNE 30, 1997                              100     $0     361,258   $3,512    3,290    $3    35,000    $3,500,000
                                                    ===    ====    =======   ======    =====    ===   ======    ==========


RESTUBBED TABLE

                                                                                        ACCUMULATED
                                                                                          DEFICIT
                                                                          ADDITIONAL       DURING
                                                    COMMON STOCK            PAID IN      DEVELOPMENT
                                                 SHARES        AMOUNT       CAPITAL         STAGE          TOTAL

BALANCE, JANUARY 1, 1996                          12,388,790    $1,239    $24,318,651    ($20,641,044)  $3,682,705
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS                        37,666         4        154,389        (164,393)          0
CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK                                      1,772,945       177      3,441,573                    3,441,750
ISSUANCE OF SERIES C PREFERRED STOCK                                        7,449,992                    7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                       (500,000)                    (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                    (123,750)    (123,750)
EXERCUSE OF STOCK OPTIONS                             30,000         3         24,372                       24,375
AMORTIZATION OF DISCOUNT ON 6% DEBENTURES                                   1,078,725                    1,078,725
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK                                                2,357,188      (2,357,188)           0
ISSUE WARRANTS AND OPTIONS F0R SERVICES                                       385,800                      385,800
NET LOSS                                                                                   (9,047,560)   (9,047,560)
                                                 -----------     ------    -----------    ------------   ----------
BALANCE, DECEMBER 31, 1996                       $14,229,401     $1,423    $38,760,690    ($32,323,935)  $6,442,045
                                                 ===========     ======    ===========    ============   ==========
ISSUANCE OF SERIES D PREFERRED STOCK                                                                      3,500,000
CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                              34,724         3            344                             0
SERIES C PREFERRED STOCK CONVERSION                2,226,186       223           (218)                            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK                                                  318,171        (318,171)            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK                                                  530,973        (530,973)            0
ISSUE WARRANTS TO SERIES D PREFERRED
 STOCKHOLDERS                                                                 163,600        (163,600)            0
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS                       24,688          2        77,194         (77,196)            0
EXERCISE OF STOCK OPTIONS                            250,442         25          (25)                             0
NET LOSS                                                                                   (1,377,322)   (1,377,322)
                                                 -----------     ------    -----------    ------------   ----------
BALANCE, MARCH 31, 1997                           16,765,341      1,676     39,850,727     (34,791,197)   8,564,723
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK                                                   160,077        (160,077)           0
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK                                                   434,384        (434,384)           0
NET LOSS                                                                                    (2,551,848)  (2,551,848)
                                                 -----------     ------    -----------    ------------   ----------
BALANCE, JUNE 30, 1997                           $16,765,341     $1,676    $40,445,190    ($37,937,506)  $6,012,875
                                                 ===========     ======    ===========    ============   ==========


PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                     For the Period
                                                                                                                      September 9,
                                                                                                                     1988 (Date of
                                                                                Six Months Ended June 30,            Incorporation)
                                                                                -------------------------              to June 10,
                                                                                 1996              1997                  1997
OPERATING ACTIVITIES
    Net loss                                                                     $ (3,201,385)      $ (3,929,170)      $(33,297,600)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
    Amortization and depreciation                                                     421,748            514,784            813,120
    Issuance of common stock for services                                                --                 --            1,664,131
    Allowance taken on investment in unconsolidated affiliate                            --                 --            2,129,252
    Other noncash operating expenses                                                     --                 --            2,360,149
    Settlement of legal fees                                                             --                 --              (97,287)
    Provision for allowances on advances                                                 --                 --              298,426
    Equity in loss of unconsolidated affiliate                                           --                 --            2,695,996
    Asset and liability management
    Changes in operating assets                                                       206,655           (526,058)        (2,060,108)
    Accounts payable and other liabilities                                            638,787           (281,177)         1,792,960
                                                                                   ----------           --------         ----------
    Not cash used in operating activities                                          (1,934,195)        (4,221,621)       (23,700,961)
                                                                                   ----------           --------         ----------

INVESTING ACTIVITIES
    Capital expenditures                                                           (1,226,721)        (1,409,061)        (6,096,536)
    Investment in and advances to unconsolidated affiliate                               --                 --           (4,703,440)
    Interest accrued on loan to unconsolidated affiliate                                 --                 --             (121,808)
    Licenses                                                                             --                 --              (30,000)
    Purchases and redemption of government securities                              (4,896,983)         1,365,586         (2,071,800)
                                                                                   ----------           --------         ----------
    Net cash used in investing activities                                          (6,123,704)           (43,751        (13,023,584)
                                                                                   ----------           --------         ----------
FINANCING ACTIVITIES
    Proceeds from notes payable                                                    10,000,000               --           10,800,000
    Private placement costs                                                              --                 --             (518,506)
    Repayment of notes payable                                                     (4,357,000)          (100,000)        (6,180,955)
    Issuance of preferred stock                                                     7,500,000          3,500,000         11,716,341
    Issuance Fees                                                                    (500,000)              --             (500,000)
    Series C Preferred Stock Dividend                                                 (11,250)              --             (123,750)
    Proceeds from issuance of common stock                                               --                 --           18,617,239
    Proceeds from warrants excercised                                                    --                 --            2,760,612
    Proceeds from stock options exercised                                              24,375               --              398,750
    Deferred public offering costs                                                   (500,000)              --              (50,000)
                                                                                   ----------           --------         ----------
    Net cash provided by financing activities                                      12,156,125          3,400,000         38,919,732
                                                                                   ----------           --------         ----------

 INCREASE IN CASH AND CASH EQUIVALENTS                                              4,098,226           (865,096)           195,187

 CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                      3,491,982          1,060,283               --
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                          $  7,590,208       $    195,187       $    195,187
                                                                                 ============       ============       ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                     $    135,356       $     58,409       $    378,546
                                                                                 ============       ============       ============




See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------------------


In 1996, the Company issued 37,666 shares of its common stock with a value of $154,393 as payment for the dividend on its series B convertible preferred stock. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt. Also, the Company issued 34,724 shares of its common stock for 34,724 shares of its series B convertible preferred stock

In 1997, the Company issued 24,588 shares of its common stock with a value of $77,196 as payment for the dividend on its series B convertible preferred stock. In addition, the Company issued 2,226,186 shares of its common stock in exchange for retiring 4,210 shares of Series C convertible preferred stock in the First Quarter and retired the entire balance of 3,290 shares of the Series C convertible preferred stock in July by issuing 2,628,714 shares of common stock.

PROJECTAVISION, INC.
(A Development stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Projectavision, Inc. (the Company), a Delaware corporation, was incorporated on September 9, 1988. The Company has been formed to complete development of a unique proprietary solid state projection television and related video display technology. In addition, the Company will seek to identify new high technology and electronic products for consumers and commercial customers. The Company is a development stage enterprise and has generated no significant revenue from its planned principal operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Companys 1996 Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


2.       REVENUE

         Revenue for the period consisted of billings for the Digital Home Theater.

         Included in cumulative revenues is $ 1,000,000 in funding from a government agency.


3.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         In 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. (Tamarack) pursuant to which the Company had the right to acquire up to 50 percent of Tamaracks common stock representing 37.2 percent of the issued and outstanding voting securities of Tamarack. Under the terms of the agreement, the Company invested $3,000,000 in the aggregate in Tamarack and had accounted for this investment under the equity method. The goodwill recorded with this investment, which represented the excess of the Companys investment over the underlying net assets of Tamarack, was $1,883,995. Such amount was being amortized over ten years and is reported in the statement of operations as Equity in Loss from Unconsolidated Affiliate. Amortization expense related to such goodwill for the fiscal years ended December 31, 1994 and 1995 was $197,884 and $148,413, respectively. The Company issued 32,000 shares of common stock (valued at $109,120) for advisory services received in connection with the acquisition. In 1994 the Company loaned Tamarack $1,500,000 with interest payable at 6 percent. In 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $94,240 was advanced to Tamarack.

         The Company recorded a reserve against its investment in Tamarack of $300,000 in 1994 and at December 31, 1995 the Company reduced its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamaracks inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition, Tamarack continues to incur losses, and its viability to achieve profitable operations is doubtful.

         In November, 1996, the Company loaned $ 100,000 to Tamarack. This amount is included in other current assets and was repaid in July 1997 following receipt of funds from a government agency.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       PREFERRED STOCK

         In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000, resulting in net proceeds to the Company of $ 3,500,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Companys Common Stock as follows: 8,750 shares on or after May 1, 1997; 8,750 shares on or after July 1, 1997; 8,750 shares on or after September 1, 1997; and 8,750 shares on or after November 1, 1997. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Companys Common Stock at the time of conversion (the Series D Conversion Price); provided, however, that in the event that the Series D Conversion price is less than $ 2.00 per share, then under no circumstances can shares of Series D Preferred Stock be converted into the Companys Common Stock until such time as the Series D Conversion Price exceeds $ 2.00 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $ 12,500,000 projector revenues during the period January 1, 1997 through June 30, 1997, then the minimum Series D Conversion Price shall be reduced by $0.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $ 12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the minimum Series D Conversion Price shall be reduced by an additional $ 0.50. The 25% discount is being recognized as a dividend over the shortest period in which the shares can be converted into common stock.

         In July of 1997, the Company issued an aggregate of 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for an aggregate purchase price of $ 1,000,000, resulting in net proceeds to the Company of $1,000,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Companys Common Stock as follows: 250 shares on or after August 15, 1997; 250 shares on or after October 15, 1997; 250 shares on or after December 15, 1997; and 250 shares on or after February 15, 1998. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Companys Common Stock at the time of conversion (the Series E Conversion Price); provided, however, that in the event that the Series E Conversion price is less than $ 1.50 per share, then under no circumstances can shares of Series E Preferred Stock be converted into the Companys Common Stock until such time as the Series E Conversion Price exceeds $ 1.50 per share, subject to the following: (i) in the event that the Company fails to either ship 417 projectors per month or generate $ 2,085,000 projector revenues per month during the period June 1, 1997 through December 31, 1997, then the Series E Conversion Price shall be reduced by $ 0.50 at a rate of $0.083 per month, but (ii) in the event that the Company ships 2,500 projectors or generates $ 12,500,000 of projector revenues by December 31, 1997, then the Series E Conversion Price shall be restored to $1.50. The 25% discount will be recognized as a dividend over the shortest period in which the shares can be converted into common stock.


5.       COMMITMENTS AND CONTINGENCIES

         In April of 1997, the Company entered into a capital lease for computer equipment. Future minimum lease payments are $ 15,246 in 1997, $ 20,328 in both 1998 and 1999, and $ 5,082 in 2000.

         In June of 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 these motions were granted, and the class action suit was dismissed with prejudice by the U.S. District Court in New York. Plaintiffs time to appeal the dismissal has not yet expired.

         In January 1996, Mr. and Mrs. Eugene Dolgoff sued the Company and certain members of the Board of Directors in the Chancery Court in the State of Delaware, and in connection therewith moved to preliminarily enjoin the Companys annual stockholders meeting scheduled for February 29, 1996. The Dolgoffs alleged, among other things, manipulation of the election process and breaches of the Companys charter documents. The Dolgoffs request to preliminarily enjoin the meeting was denied. Subsequently, a settlement agreement was entered into between the Company and the Dolgoffs, which was approved by the Delaware Chancery Court which includes, another things, the Company reimbursing the Dolgoffs for a portion of their legal expenses and moving one of its Directors from one class to another class so as to balance the size of its three (3) classes of directors.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       COMMITMENTS AND CONTINGENCIES (Continued)

         In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by a Eugene Dolgoff, a founder and former officer of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff is seeking damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1996, the New York State Supreme Court issued an order and opinion which disqualified the Companys litigation counsel, Anderson Kill, & Olick, P.C. (Anderson, Kill) on the basis that Anderson, Kill had a conflict of interest vis-a-vis Mr. Dolgoff , substantially denied the Companys motion to dismiss Mr. Dolgoffs entire complaint, and denied Mr. Dolgoffs motion to have a receiver appointed.

          The Company appealed the New York Supreme Courts decision regarding the disqualification of Anderson, Kill and the denial of its motion to dismiss Mr. Dolgoffs complaint. Mr. Dolgoff appealed the New York Supreme Courts denial of his motion to have a receiver appointed. In January of 1997, the Supreme Court of the State of New York Appellate Division First Department, affirmed the lower courts disqualification of Anderson, Kill and the lower courts motion to dismiss and ordered that a receiver be appointed to protect whatever interest, if any, the former officer and employee of the Company may ultimately be able to prove that he has in any inventions Mr. Dolgoff assigned to the Company. The Supreme Court has issued a decision restricting the scope of the receivership. However, the receivership order has not as yet been entered. At this time, neither the Appellate Court, nor any other court, has determined that Mr. Dolgoff has any proof to support his claims; the Appellate Court has merely reaffirmed the lower courts decision that, at this preliminary stage of the litigation, Mr. Dolgoffs complaint has satisfied procedural pleading requirements. As a consequence of new facts having come to the attention of the Company, the Company has amended its pleadings and filed counterclaims against Mr. Dolgoff, his affiliated companies, Breakthrough Enterprises, Inc. and Floating Images, Inc. for, among other things, fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations, in connection with which the Company is seeking injunctive relief and a constructive trust, in addition to monetary damages in excess of $ 100 million.

         In 1996, a suit was filed by a individual investor against the Company and Marvin Maslow, Chairman of the Board of Directors, alleging fraudulent inducement in connection with the plaintiffs purchase of the Companys securities. In March 1997 the case was dismissed by the U.S. District Court in Florida on jurisdictional grounds.

         In the remaining action outstanding with Mr. Dolgoff, the Companys management, based upon discussions with counsel, believe that they have a meritorious defense and intend a vigorous defense against these claims. The Companys management believes that the outcome of these matters will not have a material adverse effect on its financial position or results of operations.

         In July 1997 the Company entered into an exclusive engagement for 60 days with Newport Capital Partners, Inc. to assist the Company in raising approximately $ 7.5 million in an equity and debt private placement.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the financial statements and notes there to.

As of June 30, 1997, the Company had working capital of $ 2,310,019. With respect to changes in the first six months of 1997 versus the amounts recorded in the first six months of 1996, the increase in general and administrative expense is due to increased participation in trade shows and to higher advertising and travel expense. Higher legal fees are due to the on-going litigation with a former officer of the Company. To date, the Company has funded its operations primarily from sales of capital stock. In January 1997, the Company completed a private placement of preferred stock of $3.5 million. In March 1997 the Company shipped its first Digital Home Theater to retail distribution.

As of December 31, 1996, the Company had working capital of $3,421,387. The Company has funded its operations primarily from sales of capital stock. In February 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon a annual interest rate of 8%. The debt matures in three (3) years, at which time any of this debt then outstanding is to be repaid by the Company in cash or common stock, at the Companys option. The debt is convertible into the Companys Common Stock in whole or in part, at the option of the investor, at any time during the three year life of the debt, but not before 60 days (with respect to 50% of the debt) or 90 days (with respect to the entire debt) after the date of the investment. All conversions into Common Stock are at a 25% discount to the then-present price of the Companys Common Stock at the time of conversion. The Company used the proceeds from these offering principally in connection with the commencement of the production and introduction of its Digital Home Theater projector. All of the debt received in this offering was raised from institutional investors located in Belgium, Canada, Israel, Saudi Arabia, Singapore, Switzerland and England.

In June 1996 the Company issued an aggregate of $ 7,500,000 of a newly created Series C Preferred Stock to an Australian financial institution pursuant to Regulation D of the Securities Act, resulting in net proceeds to the Company of $ 7,000,000. The net proceeds from the sale of the Series C convertible Preferred Stock were used primarily to retire unconverted portions of the convertible debt issued in February 1996. There currently remains $ 1.5 million of convertible debt. At June 30, 1997, 3,290 shares of this Series C Preferred Stock are eligible for conversion, and 4,210 shares have already been converted into 2,226,186 shares of the Companys Common Stock. The Series C Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Companys Common Stock at the time of conversion (the Series C Conversion Price); provided, however, that in the event that the Series C Conversion price is less than $ 1.50 per share, then under no circumstances can shares of Series C Preferred Stock be converted into the Companys Common Stock until such time as the Series C Conversion Price exceeds $ 1.50 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $ 12,500,000 projector revenues during the period January 1, 1997 through June 30, 1997, then the Series C Conversion Price shall be reduced by $ 0.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $ 12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series C Conversion Price shall be reduced by an additional $ 0.50.

In January 1997 the Company issued an aggregate of 35,000 shares of Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000.

The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Digital Home Theater. The Company is in the development stage and, to date, its sole revenues have been $1,455,000 in fees and $ 50,400 from the sale of the Digital Home Theater. Of such fees, $1,000,000 was derived from a government agency to develop certain projection technology for use in a high definition television projector and the remaining balance, $455,000, from licensing agreements. The Company has completed research and development with respect to the Digital Home Theater projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system.

Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $37,500,000 from its inception to June 30, 1997. The Company has continued to incur losses since June 30, 1997. As of December 31, 1996, the Company had a available for Federal income tax purposes net operating and capital loss carry-forwards of approximately $21,000,000. The Internal Revenue Code of 1986, as amended, may impose certain restrictions on the amount of net operating loss carry-forwards which may be used in any year by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration has duly authorized and caused the undersigned to sign this report on the Registrants behalf:


                                               PROJECTAVISION, INC.


                                               By: /s/  Martin Holleran
                                                   ------------------------
                                                    Martin Holleran, President/
                                                    Chief Executive Officer and
                                                    Director


                                               By: /s/  Jules Zimmerman
                                                   ------------------------
                                                    Jules Zimmerman, Chief
                                                    Financial Officer and
                                                    Director

August 13, 1997