Form 10-Q
period 1997-09-30
PROJECTAVISION INC
filed 1997-11-14
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended September 30, 1997
                      ------------------

Commission File Number 33-33997
                       --------

                               Projectavision Inc.
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

                                 (212) 971-3000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

As of November 13, 1997, there were 19,902,277 shares of the Registrant's common stock outstanding.

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

             Notes to Financial Statements                                  F-7

Item 2.      Management's Discussion and Analysis of                        F-10
             Financial Condition and Results
             of Operations



             SIGNATURES

PROJECTAVISION, INC
(A Development Stage Company)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                           (Unaudited)
                                                                                   December 31,           September 30,
ASSETS                                                                                1996                    1997
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  1,060,283            $    311,463
     Accounts receivable - net                                                            --                   170,148
     Inventory                                                                            --                 1,025,315
     Investments                                                                     3,437,386               1,191,504
     Other current assets                                                              851,198               1,061,982
                                                                                  ------------            ------------
        Total Current Assets                                                         5,348,867               3,760,412

PROPERTY AND EQUIPMENT
     Furniture, fixtures and equipment                                                  68,422                 119,699
     Tooling Costs                                                                   4,208,005               5,608,308
     Computers and software                                                            226,019                 241,819
     Assets under capital leases                                                          --                    47,989
     Leasehold improvements                                                            185,030                 185,030
                                                                                  ------------            ------------
                                                                                     4,687,476               6,202,845
     Less:  Accumulated depreciation and amortization                                  242,896                 655,001
                                                                                  ------------            ------------
        Property and equipment, net                                                  4,444,580               5,547,844

OTHER ASSETS                                                                           339,041                  35,444
                                                                                  ------------            ------------

        TOTAL ASSETS                                                              $ 10,132,488            $  9,343,700
                                                                                  ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $  1,718,004            $  1,658,075
     Accrued liabilities                                                               209,476                 557,765
     Current portion of capital lease obligations                                         --                    14,625
                                                                                  ------------            ------------
        Total Current Liabilities                                                    1,927,480               2,230,465
                                                                                  ------------            ------------

LONG-TERM LIABILITIES
     Long-term portion of capital lease obligations                                       --                    26,892
     Convertible Debt                                                                1,762,963               1,629,865
                                                                                  ------------            ------------
     Total Long-term Liabilities                                                     1,762,963               1,656,757
                                                                                  ------------            ------------

TOTAL LIABILITIES                                                                    3,690,443               3,887,222

COMMITMENTS AND CONTINGENCIES                                                             --                      --

STOCKHOLDERS' EQUITY
     Preferred stocks
       Series A Preferred Stock, $.01 par value
          100 shares authorized, 100 shares issued
          ($100,000 liquidation preference)                                               --                      --
       Series B Preferred Stock,  $.01 par value
          434,667 shares authorized,  351,258 shares outstanding
          as of September 30, 1997 ($ 1,929,910 liquidation preference)                  3,859                   3,512
       Series C Preferred Stock, $.001 par value
          7,500 shares authorized; 7,500 shares issued; no shares
          outstanding as of September 30, 1997                                               8                       0
       Series D Preferred Stock, $100 par value
          60,000 shares authorized; 35,000 shares issued;
          ($3,500,000 liquidation preference)                                             --                 3,500,000
       Series E Preferred Stock, $1000 par value
          1,000 shares authorized; 1,000 shares issued;
          ($1,000,000 liquidation preference)                                             --                 1,000,000
     Common stock $.0001 par value - 50,000,000 shares
       authorized; 14,229,401 and 19,594,375 issued and
       outstanding respectively                                                          1,423                   1,959
     Additional paid-in capital                                                     38,760,690              41,115,680
     Deficit accumulated during the development stage                              (32,323,935)            (40,164,673)
                                                                                  ------------            ------------
        Total Stockholders' Equity                                                   6,442,045               5,456,478
                                                                                  ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,132,488            $  9,343,700
                                                                                  ============            ============

See notes to financial statements
                                      F-2

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 For the Period
                                                                                                                   September 9,
                                                                                                                  1988 (Date of
                                          Three Months Ended September 30,     Nine Months Ended September 30,    Incorporation)
                                         ----------------------------------    -------------------------------   to September 30,
                                              1996               1997                1996               1997            1997
                                           Restated                                Restated

REVENUE                                  $    150,000        $    358,784       $    150,000      $    409,889      $  1,864,889


LESS: COST OF SALES                              --               344,517               --             395,629           395,629
                                         ------------        ------------       ------------      ------------      ------------

GROSS PROFIT                                  150,000              14,267            150,000            14,260         1,469,260

OPERATING EXPENSES
      General and administrative              410,915             600,340          1,505,123         2,257,628        11,626,390
      Salaries                                266,822             445,642            936,581         1,167,036         5,992,892
      Legal fees                              158,628             304,935            657,604         1,048,571         4,086,629
      Depreciation  and amortization           58,185             (13,558)           479,934           412,105           710,439
      Research and development                191,577             304,750            503,930           486,634         6,297,886
      Patent and license expense              104,360              21,679            242,445           204,200         1,692,252
                                         ------------        ------------       ------------      ------------      ------------
Total Operating Expenses                    1,190,487           1,663,788          4,325,617         5,576,174        30,406,488
                                         ------------        ------------       ------------      ------------      ------------


LOSS FROM OPERATIONS                       (1,040,487)         (1,649,521)        (4,175,617)       (5,561,914)      (28,937,228)
                                         ------------        ------------       ------------      ------------      ------------


OTHER INCOME (EXPENSE)
      Provision for allowances on
       advances                                   --             (100,000)              --            (100,000)         (289,260)
      Interest income                         152,687              28,030            360,147           158,784         1,665,644
      Interest expense-8% Debentures          (46,334)            (31,781)          (320,049)          (90,190)         (468,909)
      Interest expense-Amortization of
        debt expense                               --                  --         (1,544,678)          (89,122)       (2,123,805)
                                         ------------        ------------       ------------      ------------      ------------

Other income/(expense) - Net                  106,353            (103,751)        (1,504,580)         (120,528)       (1,216,330)
                                         ------------        ------------       ------------      ------------      ------------

LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                   (934,134)         (1,753,272)        (5,680,197)       (5,682,442)      (30,153,558)
                                         ------------        ------------       ------------      ------------      ------------

EQUITY IN LOSS OF
   UNCONSOLIDATED AFFILIATE                      --                  --                 --                --          (4,897,314)
                                         ------------        ------------       ------------      ------------      ------------

NET LOSS                                 $   (934,134)       $ (1,753,272)      $ (5,680,197)     $ (5,682,442)     $(35,050,872)
                                         ============        ============       ============      ============      ============


NET LOSS PER SHARE ATTRIBUTABLE TO
      COMMON STOCKHOLDERS                $       (.15)        $      (.12)       $      (.53)      $      (.45)
                                         ============        ============       ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                             14,271,681          19,009,450         13,595,111        17,323,908
                                           ==========          ==========         ==========        ==========




See Notes to Financial Statements
                                      F - 3

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                      SERIES A                  SERIES B                  SERIES C               SERIES D
                                   PREFERRED STOCK          PREFERRED STOCK           PREFERRED STOCK        PREFERRED STOCK
                                  SHARES    AMOUNT         SHARES     AMOUNT         SHARES      AMOUNT    SHARES           AMOUNT


BALANCE, JANUARY 1, 1996             100         $0            385,982   $ 3,859             0         $0          0             $0
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK
  DIVIDENDS
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK                                                     7,500          8
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
ISSUE WARRANTS AND OPTIONS FOR SERVICES
NET LOSS
                                 --------  ---------       ------------ ---------   ----------  ---------  ----------  -------------
BALANCE,  DECEMBER 31, 1996          100          0            385,982    $3,859         7,500         $8          0             $0
                                 ========  =========       ============ =========   ==========  =========  ==========  =============
ISSUANCE OF SERIES D PREFERRED STOCK                                                                          35,000      3,500,000
CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                    (34,724)     (347)
SERIES C PREFERRED STOCK CONVERSION                                                    (4,210)         (5)
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS
EXERCISE OF STOCK OPTIONS
NET LOSS
                                 --------  ---------       ------------ ---------   ----------  ---------  ----------  -------------
BALANCE,  MARCH 31, 1997             100          0            351,258     3,512        3,290          3      35,000      3,500,000

AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
NET LOSS
                                 --------  ---------       ------------ ---------   ----------  ---------  ----------  -------------
BALANCE,  JUNE 30, 1997              100         $0            351,258    $3,512        3,290         $3      35,000     $3,500,000

SERIES C PREFERRED STOCK CONVERSION                                                    (3,290)        (3)
ISSUE SERIES E PREFERRED STOCK
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF COMMON STOCK FOR SALARY
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK

NET LOSS
                                 --------  ---------       ------------ ---------   ----------  ---------  ----------  -------------
BALANCE,  SEPTEMBER 30, 1997         100         $0            351,258    $3,512            0         $0      35,000     $3,500,000
                                 ========  =========       ============ =========   ==========  =========  ==========  =============


See notes to financial statements

RESTUBBED TABLE


                                                                                                         ACCUMULATED
                                              SERIES E                                ADDITIONAL       DEFICIT DURING
                                           PREFERRED STOCK        COMMON STOCK         PAID IN           DEVELOPMENT
                                        SHARES       AMOUNT     SHARES    AMOUNT        CAPITAL             STAGE           TOTAL


BALANCE, JANUARY 1, 1996                  0            $0   12,388,790    $1,239     $24,318,651         (20,641,044)    $3,682,705
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK
  DIVIDENDS                                                     37,666         4         154,389            (154,393)             0
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                             1,772,945       177       3,441,573                          3,441,750
ISSUANCE OF SERIES C PREFERRED STOCK                                                   7,499,992                          7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                                  (500,000)                          (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                                   (123,750)      (123,750)
EXERCISE OF STOCK OPTIONS                                       30,000         3          24,372                             24,375
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                                              1,078,725                          1,078,725
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK                        2,357,188          (2,357,188)             0
ISSUE WARRANTS AND OPTIONS FOR SERVICES                                                  385,800                            385,800
NET LOSS                                                                                                  (9,047,560)    (9,047,560)
                                      -----     ---------   ----------     -----     -----------         -----------     ----------
BALANCE,  DECEMBER 31, 1996               0            $0   14,229,401     1,423     $38,760,690         (32,323,935)    $6,442,045
                                      =====     =========   ==========     =====     ===========         ===========     ==========

ISSUANCE OF SERIES D PREFERRED STOCK                                                                                      3,500,000
CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                     34,724         3             344                                  0
SERIES C PREFERRED STOCK CONVERSION                          2,226,186       223            (218)                                 0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK                          318,171            (318,171)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK                          530,973            (530,973)             0
ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS                                        163,600            (163,600)             0
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                               24,588         2          77,194             (77,196)             0
EXERCISE OF STOCK OPTIONS                                      250,442        25             (25)                                 0
NET LOSS                                                                                                  (1,377,322)    (1,377,322)
                                      -----    ----------   ----------     -----    -----------          -----------     ----------
BALANCE,  MARCH 31, 1997                  0             0   16,766,341     1,676      39,850,729         (34,791,197)     8,564,723

AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK                          160,077            (160,077)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK                          434,384            (434,384)             0
NET LOSS                                                                                                  (2,551,848)    (2,551,848)
                                      -----    ----------   ----------     -----    -----------          -----------     ----------
BALANCE,  JUNE 30, 1997                   0            $0   16,765,341     1,676     $40,445,190         (37,937,506)    $6,012,875
SERIES C PREFERRED STOCK CONVERSION                          2,655,470       266            (263)                                 0
ISSUE SERIES E PREFERRED STOCK        1,000     1,000,000                                                                 1,000,000
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                               42,152         4          70,295             (70,299)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK                          170,199            (170,199)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK                          233,397            (233,397)             0
ISSUANCE OF COMMON STOCK FOR SALARY                             50,000         5          96,870                             96,875
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                                81,412         8          99,992                            100,000
NET LOSS                                                                                                  (1,753,272)    (1,753,272)
                                      -----    ----------   ----------     -----     -----------         -----------     ----------
BALANCE,  SEPTEMBER 30, 1997          1,000    $1,000,000   19,594,375     1,959     $41,115,680         (40,164,673)    $5,456,478
                                      =====    ==========   ==========     =====     ===========         ===========     ==========

See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------

                                                                                                                For the Period
                                                                                                                 September 9,
                                                                                                                1988 (Date of
                                                                    Nine Months Ended September 30,             Incorporation)
                                                                 -----------------------------------            to September 30,
                                                                     1996                   1997                     1997
                                                                   Restated
OPERATING ACTIVITIES
     Net loss                                                   $ (4,135,519)           $ (5,682,442)           $(35,050,872)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
      Depreciation and amortization                                  479,935                 412,105               2,745,124
      Issuance of common stock for services                             --                      --                 1,664,131
      Allowance taken on investment in unconsolidated affiliate         --                   100,000               2,229,252
      Other noncash operating expenses                                  --                      --                   288,216
      Settlement of legal fees                                       (11,250)                   --                   (97,287)
      Provision for allowances on advances                              --                      --                   189,260
      Equity in loss of unconsolidated affiliate                        --                      --                 2,768,061
     Asset and liability management
       Changes in operating assets                                   269,111              (1,102,650)             (2,562,349)
       Accounts payable and other liabilities                         96,882                 293,654               2,367,791
                                                                ------------            ------------            ------------

      Net cash used in operating activities                       (3,300,841)             (5,979,333)            (25,458,673)
                                                                ------------            ------------            ------------

INVESTING ACTIVITIES
     Capital expenditures                                         (3,047,863)             (1,515,369)             (6,202,844)
     Investment in and advances to unconsolidated affiliate             --                      --                (4,703,440)
     Interest accrued on loan to unconsolidated affiliate               --                      --                  (121,808)
     Licenses                                                           --                      --                   (30,000)
     Purchases and redemption of government securities            (4,959,470)              2,245,882              (1,191,504)
                                                                ------------            ------------            ------------

      Net (cash used in)/provided by investing activities         (8,007,333)                730,513             (12,249,596)
                                                                ------------            ------------            ------------
FINANCING ACTIVITIES
     Proceeds from notes payable                                  10,000,000                    --                10,800,000
     Private placement costs                                            --                      --                  (518,505)
     Repayment of notes payable                                   (4,607,000)                   --                (6,080,955)
     Issuance of preferred stock                                   7,500,000               4,500,000              12,716,341
     Issuance Fees                                                  (500,000)                   --                  (500,000)
     Series C Preferred Stock Dividend                                  --                      --                  (123,750)
     Proceeds from Issuance of common stock                             --                      --                18,617,239
     Proceeds from warrants excercised                                  --                      --                 2,760,612
     Proceeds from stock options excercised                           24,375                    --                   398,750
     Deferred public offering costs                                 (500,000)                   --                   (50,000)
                                                                ------------            ------------            ------------

      Net cash provided by financing activities                   11,917,375               4,500,000              38,019,732
                                                                ------------            ------------            ------------

INCREASE\(DECREASE) IN CASH AND CASH EQUIVALENTS                     609,201                (748,820)                311,463

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                       3,491,982               1,060,283                    --
                                                                ------------            ------------            ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                         $  4,101,183            $    311,463            $    311,463
                                                                ============            ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                   $    320,049            $        190            $    378,546
                                                                ============            ============            ============

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------------------------------------------


In 1996, the Company issued an aggregate of 37,666 shares of its common stock with a value of $ 154,393 as payment for the dividend on its series B convertible preferred stock. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt. Also, the Company issued 34,724 shares of its common stock in connection with the conversion of 34,724 shares of its series B convertible preferred stock

In 1997, the Company issued an aggregate of 66,748 shares of its common stock with a value of $ 140,503 as payment for the dividend on its series B convertible preferred stock. The Company issued 2,226,186 shares of its common stock in exchange for retiring 4,210 shares of Series C convertible preferred stock in the First Quarter and retired the entire balance of 3,290 shares of the Series C convertible preferred stock in July by issuing 2,655,470 shares of common stock. In addition, in the quarter ended September 30, 1997, the Company issued 81,412 shares of its common stock in connection with the conversion of $100,000 of its convertible debt, and as of October 25, 1997, the Company has issued another 307,902 shares of its common stock in connection with the conversion of $ 400,000 of its convertible debt, leaving a face value on the debt of $ 1,000,000.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


2.       REVENUE

         Revenue for the period for products shipped consisted of billings for the Digital Home Theater.

         Included in cumulative revenues is $ 1,000,000 in funding from a government agency.


3.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         In 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack") pursuant to which the Company acquired shares of Tamarack's common stock representing approximately 37 percent of the issued and outstanding voting securities of Tamarack. Under the terms of the agreement, the Company invested $3,000,000 in the aggregate in Tamarack and had accounted for this investment under the equity method. The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of Tamarack, was $1,883,995. Such amount was being amortized over ten years and is reported in the statement of operations as Equity in Loss from Unconsolidated Affiliate. Amortization expense related to such goodwill for the fiscal years ended December 31, 1994 and 1995 was $197,884 and $148,413, respectively. The Company issued 32,000 shares of common stock (valued at $109,120) for advisory services received in connection with the acquisition. In 1994 the Company loaned Tamarack $1,500,000 with interest payable at 6 percent per annum. When Tamarack failed to meet proscribed levels of profitability by March 31, 1995, the Company automatically received under the terms of its agreement with Tamarack additional shares of Tamarack's common stock, increasing the Company's voting equity interest in Tamarack to approximately 53%. In 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $94,240 was advanced to Tamarack.

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

         In November, 1996, the Company loaned $ 100,000 to Tamarack and originally secured by a government receivable. This amount was written off on the Company's books as of September 30, 1997.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

         In July of 1997, the Company issued an aggregate of 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for an aggregate purchase price of $ 1,000,000, resulting in net proceeds to the Company of $1,000,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock as follows: 250 shares on or after August 15, 1997; 250 shares on or after October 15, 1997; 250 shares on or after December 15, 1997; and 250 shares on or after February 15, 1998. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series E Conversion Price"); provided, however, that in the event that the Series E Conversion price is less than $ 1.50 per share, then under no circumstances can shares of Series E Preferred Stock be converted into the Company's Common Stock until such time as the Series E Conversion Price exceeds $ 1.50 per share, subject to the following: (i) in the event that the Company fails to either ship 417 projectors per month or generate $ 2,085,000 projector revenues per month during the period June 1, 1997 through December 31, 1997, then the Series E Conversion Price shall be reduced by $ 0.50 at a rate of $0.083 per month, but (ii) in the event that the Company ships 2,500 projectors or generates $ 12,500,000 of projector revenues by December 31, 1997, then the Series E Conversion Price shall be restored to $1.50. The 25% discount will be recognized as a dividend over the shortest period in which the shares can be converted into common stock.

5.       COMMITMENTS AND CONTINGENCIES

         In April of 1997, the Company entered into a capital lease for computer equipment. Future minimum lease payments are $ 15,246 in 1997, $ 20,328 in both 1998 and 1999, and $ 5,082 in 2000.

         In June of 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 these motions were granted, and the class action suit was dismissed with prejudice by the U.S. District Court in New York. Plaintiffs have filed a notice of appeal with the Second Circuit Appellate Court, but have not yet perfected the notice of appeal.

         In January 1996, Mr. and Mrs. Eugene Dolgoff sued the Company and certain members of the Board of Directors in the Chancery Court in the State of Delaware, and in connection therewith moved to preliminarily enjoin the Company's annual stockholders' meeting scheduled for February 29, 1996. The Dolgoffs alleged, among other things, manipulation of the election process and breaches of the Company's charter documents. The Dolgoffs' request to preliminarily enjoin the meeting was denied. Subsequently, a settlement agreement was entered into between the Company and the Dolgoffs, which was approved by the Delaware Chancery Court which includes, among other things, the Company reimbursing the Dolgoffs for a portion of their legal expenses and moving one of its Directors from one class to another class so as to balance the size of its three (3) classes of directors.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


5.       COMMITMENTS AND CONTINGENCIES (Continued)

         In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by Eugene Dolgoff, a founder and former officer of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff is seeking damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1996, the New York State Supreme Court issued an order and opinion which disqualified the Company's litigation counsel, Anderson Kill, & Olick, P.C. ("Anderson, Kill") on the basis that Anderson, Kill had a conflict of interest vis-a-vis Mr. Dolgoff , substantially denied the Company's motion to dismiss Mr. Dolgoff's entire complaint, and denied Mr. Dolgoff's motion to have a receiver appointed.

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

         In the remaining action outstanding with Mr. Dolgoff, the Company's management, based upon discussions with counsel, believe that they have a meritorious defense and intend a vigorous defense against these claims. The Company's management believes that the outcome of these matters will not have a material adverse effect on its financial position or results of operations.

6.       1996 FINANCIAL STATEMENTS

         The Company is restating its quarterly financial statements for each quarter in the nine-month period ended September 30, 1996. There is no change in the full year reported results. This restatement is being made due to the Company's recording amortization of a discount relating to debt issued in the first quarter of 1996, which was convertible into common stock at a discount, in the fourth quarter rather than recording and amortizing this discount over the earliest conversion period. Similarly, amortization of dividends recorded on convertible preferred stock relating to the ability of the holders of such preferred stock to convert their shares into common stock at a discount were recorded in the fourth quarter rather than recording and amortizing them over the earliest conversion period. Reported results for the year properly reflect this interest expense and these preferred stock dividends.

         The adjustments to the reported quarterly results to properly reflect the timing of the recognition of the interest and dividends have no impact on the Company's stockholders' equity. The impact of the restatement on the timing of the Company's reported net loss and net loss per share attributable to common shareholders is summarized below:

                                                               Period Ended September 30, 1996
                                             -------------------------------------------------------------------
                                                      Three Months                           Nine Months
                                             -----------------------------      --------------------------------
                                             As Originally                       As Originally
                                               Reported           Restated          Reported           Restated
                                               --------           --------          --------           --------
         Net loss                           $ (  934,134)    $  (934,134)          $ (4,135,519)  $  (5,680,197)

         Net loss per share attributable
               to common stockholders            $ (0.07)        $ (0.15)               $ (0.30)       $  (0.53)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the financial statements and notes there to.

As of September 30, 1997, the Company had working capital of $ 1,529,947. With respect to changes in the first nine months of 1997 versus the amounts recorded in the first nine months of 1996, the increase in general and administrative expense is due to increased participation in trade shows and to higher advertising and travel expense. Higher legal fees are due to the on-going litigation with a former officer of the Company. To date, the Company has funded its operations primarily from sales of capital stock. In January 1997, the Company completed a private placement of preferred stock of $3.5 million, and in July 1997 the Company completed a private placement of preferred stock of $ 1.0 million. In addition, the sale of government securities were used to fund working capital and to purchase production tooling for the Digital Home Theater. As of September 30th 1997 the
Company had cash and cash equivalence of $311,463 and government securities of $1,191,504. In March 1997 the Company shipped its first Digital Home
Theater to retail distribution, and for the three (3) months ended September 30, 1997, the Company had sales of $ 358,784.

As of December 31, 1996, the Company had working capital of $3,421,387. The Company has funded its operations primarily from sales of capital stock. In February 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee.

In June 1996 the Company issued an aggregate of $ 7,500,000 for 7,500 shares of a newly created Series C Preferred Stock to an Australian financial institution pursuant to Regulation D of the Securities Act, resulting in net proceeds to the Company of $ 7,000,000. The net proceeds from the sale of the Series C Convertible Preferred Stock were used primarily to retire unconverted portions of the convertible debt issued in February 1996. There currently remains outstanding $ 1.0 million of convertible debt. At June 30, 1997, 4,210 shares were converted into 2,226,186 shares of the Company's Common Stock, and the balance of 3,290 shares of the Series C Preferred Stock were converted into 2,655,470 shares of common stock in July 1997.

The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Digital Home Theater. The Company is in the development stage and, to date, its sole revenues have been $1,455,000 in fees and $ 409,889 from the sale of the Digital Home Theater. Of such fees, $1,000,000 was derived from a government agency to develop certain projection technology for use in a high definition television projector and the remaining balance, $455,000, from licensing agreements. The Company has completed research and development with respect to the Digital Home Theater projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system.

Primarily as a result of work performed in developing its technology, the Company has sustained losses aggregating approximately $35,000,000 from its inception to September 30, 1997. The Company has continued to incur losses since September 30, 1997. As of December 31, 1996, the Company had available for Federal income tax purposes net operating and capital loss carry-forwards of approximately $25,000,000. The Internal Revenue Code of 1986, as amended, may impose certain restrictions on the amount of net operating loss carry-forwards which may be used in any year by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration has duly authorized and caused the undersigned to sign this report on the Registrant's behalf:


                           PROJECTAVISION, INC.


                           By: /s/ Martin Holleran
                               ------------------------------------
                                   Martin Holleran, President/
                                   Chief Executive Officer and
                                   Director


                            By: /s/ Jules Zimmerman
                               ------------------------------------
                                    Jules Zimmerman, Chief
                                    Financial Officer and
                                    Director

November 13, 1997