Form 10-K/A
period 1996-12-31
PROJECTAVISION INC
filed 1998-02-06
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

         ---     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         |X|     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         ---
                   For the fiscal year ended December 31, 1996

(Mark One)                              OR
         ---
         | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to _______________

                        Commission File Number: 34-19218
                                                --------

                              PROJECTAVISION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                         13-3499909
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

Two Penn Plaza, Suite 640
New York, New York                                            10121
-------------------------                                    --------
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

         As of March 13, 1997, 16,512,755 shares of the Registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Document                                                      Where Incorporated
--------                                                      ------------------
 None.                                                               N/A

                                     PART I

Item 1. BUSINESS.

General

         The Company was formed to capitalize on, and generate revenues and profits primarily from a) the licensing of its proprietary patents, inventions, systems and technologies to manufacturers and b) the manufacture and sale of products based on its technology. The Company's first commercial video production system, its Digital Home Theater(TM), is currently in production. The Company is in the business of identifying, developing, patenting, supporting, manufacturing and marketing technical innovations in the electronic display and information industry.

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

     The Company intends to enter into arrangements with third parties for the marketing and distribution of its video projection systems. The Company has licensed, on a non-exclusive basis, its patented "depixelization" micro-optics which are applicable to a wide range of video projection systems, to Matsushita Electric Industrial Co., a Japanese company that distributes consumer electronic products in the U.S. under the Panasonic brand name, and to Samsung Electronics Co., a Korean company that distributes products under the Samsung brand name. These non-exclusive licenses offer consumer electronics manufacturers the right to use certain of the Company's patented technologies. The Company is seeking to enter into similar, non-exclusive patent license agreements for its depixelization and other technologies with other parties in a variety of markets. In addition to licensing its technologies for potential application in the television market, the Company also intends to offer licenses of its video projection technologies to commercial and military users. Other potential markets for the Company's technologies include medical imaging, CAD/CAE workstations, large format computer monitors, arcade games, video interactives, home shopping, video teleconferencing, sports entertainment viewing, education, training and advertising.

The Home Television Market

         The Company believes that one of the fastest growing segments of the color television market is Big and Giant screen televisions, which are defined as having a diagonal measurement greater than 27 inches and 32 inches, respectively. The size of the home consumer television market in the U.S. in 1996 exceeded 25 million televisions. Sales of large screen televisions increased approximately 29% in 1995 and 8% in 1996. It is this growing market segment of large screen televisions that the Company is targeting. Almost all existing big screen color television screens rely on CRT-based technology. Big and giant screen televisions produce images in either direct-view, front projection or rear projection formats. In front projection, the projector is placed in front of the screen or surface on which the images are to be displayed, as is typically done with a slide or movie projector. In rear projection, the projector is placed in an enclosed cabinet and its video projection illuminates the back of a translucent screen. Direct-view CRT television currently can produce up to a 40" picture. Rear projection CRT televisions are capable of producing 80" diagonally measured pictures. Front projection LCD and DLP projectors can produce giant screen images up to 20 feet in size measured diagonally. The LCD and DLP solid state, tubeless projectors are smaller, and lighter weight than either direct-view, or rear projection models, and do not require a large dedicated space in the home. Direct-view televisions are capable of producing superior images than most existing front and rear projections systems. The Company believes that its technologies will be capable of producing giant screen images in both front and rear projection formats that will match or exceed the brightness of those produced in current screen projection systemsy. The Company's Digital Home Theater, driven by Texas Instruments' DMD/DLP technology, provides SVGA resolution and performs as a giant screen computer monitor.

CRT Technology

         Most existing color televisions up to 35 inch screen size use CRT systems, the basis of virtually all televisions produced since the 1940s. CRT technology has certain inherent limitations for production of big screen picture displays, including size, weight and vacuum. As a practical matter, CRT television is not manufacturable in sizes exceeding 40 inches.

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

         LCD television technology was first developed approximately 19 years ago. Unlike CRT technology, which is a mature technology that has been used for approximately the past 50 years in virtually all television and video projection systems, LCD technology is still being significantly refined and improved. The Company's management expects that additional significant advances in LCD technology will be made in the near future that will be beneficial to the Company's products. Management anticipates that LCDs, like other solid-state devices, ultimately will be made more compact, durable, efficient and inexpensive. Like CRT-based color televisions, LCD-based color televisions are capable of displaying 525 scanning lines and 330 lines of resolution using standard NTSC broadcast signals. Since the Company's Projector will utilize commercially available LCD's, the resolution of its picture will be comparable to the resolution of other standard systems. LCD projection technologies presently contain certain inherent image quality limitations. The Company's patented technologies are designed to overcome these limitations and produce an image offering continuous tone photographic effect enabling substantially increased viewer perception of image quality when compared with LCD televisions that do not utilize the Company's depixalization system. The Company believes that its technologies overcome limitations in current LCDs that might otherwise limit the use of LCDs for standard NTSC and high definition television ("HDTV") displays and will improve the ability to display images comparable in quality to those currently produced by CRT-based projectors. A DLP projector combines DMD microchips with digital signal processing, memory, software, optical components, and an illumination source to create extremely bright, high resolution (SVGA) display systems.

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

         No Misconvergence - As a result of its single point iamge source, neither the LCD or DLP Projector requires alignment or convergence adjustment, which are required in CRT three lens projection television systems. Misconvergence is a common problem encountered in present video projectors that use CRTs, and can occur during shipping or moving of a projection system.

         Picture Quality - The Projector is capable of displaying large size images that have rich color and high contrast and that are visible on a screen or white painted surface. Images displayed by the Company's demonstration prototype LCD Projector produces a continuous tone photographic effect enabling substantially improved image quality, which is the result of the virtual elimination of visible pixel structure.

         Size - The LCD Projector is intended to be small and light-weight, self-contained and portable, slightly larger than an ordinary shoe box and weighs less than fifteen (15) pounds. The Company expects that, when produced for sale, the Projector will be similar in size and weight, thus enabling the consumer to purchase only one Projector which may be carried easily from room to room or placed into multiple Digital Home Theater-type systems in different rooms or homes.

         Other Features - The Company's prototype Projector has a built-in television receiver and audio system, UHF and VHF tuning, and will be connectable to cable television or to an external antenna and may be operated by remote control. The Projector will be connectable to video games, video cassette recorders (VCRs), video disc players, home computers and the new DSS satellite systems.

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





         Manufacturing, Marketing, Licensing and Other Activities

         With respect to the Digital Home Theater, the Company is engaged in discussions with national audio-video retailers who have expressed an interest in distributing the Company's product. The Company intends to market its patented technologies to major consumer electronics manufacturers/marketers.

         Texas Instruments Memorandum of Understanding


         In September, 1995 the Company entered into an OEM agreement between the Company and Texas Instruments to incorporate Texas Instruments' DLP projection technology for use in the Company's consumer projection television system, the Digital Home Theater. The Digital Home Theater, which will feature projection technologies from both the Company and Texas Instruments, is a single system that has both front and rear projection capabilities as well as offering standard or wall-sized images for television and Super VGA computer displays.

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

         In May, 1994, the Company loaned Tamarack an additional $1,500,000 and in connection therewith also received warrants to purchase additional shares of Tamarack's common stock, the precise amount of which is dependent upon the timing and pricing of a future equity offering by Tamarack. From August through December of 1995, the Company advanced an aggregate of an additional $97,339 either directly to or for the benefit of Tamarack for general working capital purposes. Due to Tamarack's inability, to date, to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company has recorded a reserve against its entire investment in Tamarack, including the loan of $1,500,000. In November, 1996, the Company loaned Tamarack an additional $ 100,000 which has not been reserved, since repayment is to be made in 1997 out of funds coming from the United States Government's Advanced Research Projects Agency ("ARPA"). Presently Tamarack is participating in a Dept. Of Energy Crada Award with the Los Alamos National Laboratory in Los Alamos, New Mexico to develop the recording media necessary to produce holographic recordings.



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

         The following Trademark applications have been filed:


TRADEMARK                 COUNTRIES                                STATUS
---------                 ---------                                ------
DHT and DIGITAL           U.S.A., Europe, Japan, Korea,             Pending
 HOME THEATER             Taiwan, India, China, Canada
                          Mexico, Brazil, Chile, Peru
                          and Argentina

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

         The Company is aware of other companies who have developed projection technologies that may function without the Company's principal technologies, and may become competitive, including Everex(R), Comtech/RAF/Flask(R), Kopin(R), Kuraray(R), Microsharp/Nashua(R), and others. In addition, other companies are developing variations of video projectors which may not necessarily rely on the Company's technologies for image improvement. These include Sharp Corporation(R), GE(R), Telex(R), Epson(R), Toshiba(R), Hitachi(R), Sanyo(R), JVC(R), Philips(R), Eiki(R), Infocus(R), In-View(R), Proxima(R), 3M(R) and others. Although the Company believes that its projection technologies (and those technologies of Texas Instruments to be employed with the Digital Home Theater) have distinct advantages over the technologies developed by these companies, there can be no assurance that the Company's competitors have not or in the future will not develop technologies, projectors and other products that are of the same or better quality than those developed and produced by the Company. There can be no assurance that the Company will be able to overcome the far greater financial resources, manufacturing, distributing, marketing, sales and other resources of these competitors.

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

Item 3. LEGAL PROCEEDINGS

         In January 1996, Mr. and Mrs. Eugene Dolgoff sued the Company and certain members of the Board of Directors in the

Chancery Court in the State of Delaware, and in connection therewith moved to preliminarily enjoin the Company's annual stockholders' meeting scheduled for February 29, 1996. The Dolgoffs alleged, among other things, manipulation of the election process and breaches of the Company's charter documents. The Dolgoffs' request to preliminarily enjoin the meeting was denied. A settlement agreement has been entered into between the Company and the Dolgoffs, which includes, among other things, the Company taking steps to move one of its Directors from one class to another class so as to align the terms of its three (3) classes of directors. A hearing with respect to the settlement agreement has been scheduled before the Delaware Chancery Court for May 23, 1997.

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

         In April 1995, the Company and Jules Zimmerman, Richard Hickok, Dr. Craig Fields, Marvin Maslow, Martin Holleran, and Sherman Langer (in his capacity as an employee of the Company) were sued by Eugene Dolgoff, a former officer, Director and employee of the Company in New York State Supreme Court. Mr. Dolgoff alleged claims for breaches of his employment agreement, wrongful discharge, tortious interference, libel and slander, declaratory relief with respect to the ownership of certain of the Company's technologies, claiming that he has certain rights with respect to the Company's technologies, breach of contract with regard to a patent assignment agreement, a constructive trust or unjust enrichment, replevin, conversion, to obtain access to corporate records, and for a declaration regarding his status as an officer, and seeks damages, punitive damages and equitable relief aggregating in excess of $100 million. In April of 1996, the New York State Supreme Court issued an order and opinion which (I) idsqualified the compnay's litigation counsel, Anderson, Kill & Olick, P.C. ("Anderson, Kill") on the basis that Anderson, Kill had a conflict of interest vis-a-vis Mr. Dolgoff, (ii) substantially denied the Company's motion to dismiss Mr. Dolgoff's entire complaint, and (iii)denied Mr. Dolgoff's motion to have a receiver appointed.

    The Company appealed the New York Supreme Court's decision regarding the disqualification of Anderson, Kill and the denial of its motion to dismiss Mr. Dolgoff's complaint. Mr. Dolgoff applealed the New York Supreme Court's denial of his motion to have a receiver appointed. In January of 1997, the Supreme Court of the State of New York Appellate Division First Department (the "First Department") affirmed the lower court's disqualification of Anderson, Kill , and the lower court's denial of the Company's motion to dismiss, but also ordered that a receiver be appointed to protect whatever interest, if any, Mr. Dolgoff may ultimately be able to prove that he has in any of the inventions that Mr. Dolgoff assigned to the Company. At the present time, neither the nature, nor scope, nor authority, nor term of the receivership has been determined, all of which will be decided by the New York State Supreme Court which initially denied Mr. Dolgoff's motion for a receivership. In addition, at this time, neither the Appellate Court nor any other court, has determined that Mr. Dolgoff has any proof to support his claims; the Appellate Court has merely reaffirmed the lower court's decision that, at this preliminary stage of the litigation, Mr. Dolgoff's complaint has satisfied procedural pleading requirements. The Company, which vigorously denies all of Mr. Dolgoff's allegations, believes taht it has meritorious defenses with respect to all of Mr. Dolgoff's claims and intends to vigorously defend the litigation. Moreover, since the institution of the litigation by Mr. Dolgoff, new facts have come to the attention of the Company. As a consequence, the Company intends, in the near futre, to seek leave fromt he Court to amend its pleadings and file counter-claims against Mr. Dolgoff's, his affiliated companies, Breakthrough Enterprises, Inc. And Floating Images, Inc., and members of the board of directors of those entities, for fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations. The Company also intends, in connection with amending its pleadings, to seek injunctive relief and a constructive trust, in addition to monetary damages in excess of $200 million from Mr. Dolgoff and others.

         In June of 1995 and August of 1995, two class action suits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995, the plaintiffs in the first action and the second action was dismissed without prejudice. In July, 1996 the class action suit was dismissed without prejudice and the plaintiffs were given an opportunity to replead. New pleadings have now been submitted to the Court by the plaintiffs. The class action suit now alleges numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleges claims for common law fraud and deceit. In response, the Company and the individual defendants have submitted motions to dismiss the action. These motions are pending before the Court.


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

Item 6. SELECTED FINANCIAL DATA

         The selected financial information set forth below is derived from the more detailed financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A. This information should be read in conjunction with such financial statements and related notes.

Statements of Operations Data

                                                                                                 For the Period
                                                                                                   September 9,
                                                                                                  1988 (Date of
                                                                                                  Incorporation)
                                                     For the Years Ended December 31,            to December 31,
                              1992           1993         1994          1995          1996            1996
                           -----------   ------------  -----------   -----------   -----------   ------------
Revenues                   $     -0-     $   105,000   $   -0-       $   200,000  $    150,000   $  1,455,000

Research and
Development                $   346,797   $   276,215   $   827,660   $   608,651  $  2,389,329   $  5,811,252

Net Loss                   $(2,002,795)  $(2,730,242)  $(5,632,283)  $(6,471,638) $(10,880,893)  $(31,201,763)

Net Loss per Share
 Attributable to
 Common Shareholders       $      (.27)  $      (.26)  $      (.47)  $      (.51) $       (.99)

Average Number of
 Shares Outstanding          7,324,332    10,449,499    11,895,648    12,606,678    13,586,705


Balance Sheet Data

                                                                   December 31,
                         -------------------------------------------------------------------------------------------
                            1992                1993               1994                 1995                1996
                            ----                ----               ----                 ----                ----
Working capital          $ 4,346,665         $ 5,181,003        $  6,659,132        $  3,341,425        $  3,421,387

Total assets             $ 4,508,374         $ 8,300,501        $  9,850,523        $  4,168,415        $ 10,132,488

Long-Term Debt           $        -          $        -         $         -         $         -         $  1,762,963

Total liabilities        $   162,620         $   390,580        $    236,473        $    485,710        $  3,690,443

Accumulated deficit      $(5,486,707)        $(8,216,949)       $(14,015,013)       $(20,641,044)       $(34,157,268)

Stockholders'            $ 4,345,754         $ 7,909,921        $  9,614,050        $  3,682,705        $  6,442,045
 equity


 Computation of Per Share Loss

                                   For the Years Ended December 31,
                         1992          1993        1994         1995         1996
                      ----------   -----------  -----------  -----------  ----------
 Weighted average
  shares outstand-
  ing                 7,108,616    10,233,783   11,679,932   12,390,962    13,586,705

 Common Stock
  equivalents           215,716       215,716      215,716      215,716
                      ---------    ----------   ----------   ----------  ------------
 Total                7,324,332    10,449,499   11,895,648   12,606,678    13,586,705

 Net Loss           $(2,002,795)  $(2,730,242) $(5,632,283) $(6,471,638) $(10,880,893)

 Dividends on
  Preferred Stock             -             -            -            -  $ (2,635,331)

 Net Loss per
  Share Attributable
  to Common
  Shareholders      $      (.27)  $      (.26) $      (.47)  $     (.51) $       (.99)

                                       22

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto in Item 14 hereof.

Liquidity and Capital Resources

         As of December 31, 1996, the Company had working capital of $3,421,387. To date, the Company has funded its operations primarily from sales of capital stock. The net loss for the year ended 1996 was $(10,880,893) versus a net loss of $ 6,471,638 for the year ended 1995. The increase in the loss in 1996 versus 1995 is principally due to higher research and development expense and to higher salary expense for engineering staff associated with the development of the Digital Home Theater, as well as to interest expense and amortization of debt expense associated with financing the development effort. In addition, higher G&S expense is associated with increased participation in trade shows and with travel in connection with marketing efforts and with starting up production of the Digital Home Theater at the Company's third-party manufacturers. Legal fees were incurred principally in connection with the Dolgoff Litigation.

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

         The Company intended to use the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theater.

      In June, 1996, the Company completed a private placement of 7,500 shares of a newly created Series C Convertible Preferred stock for $ 7.5 million which resulted in net proceeds to the Company of $7 million after paying investment banking fees. The proceeds of this private placement were used primarily to retire unconverted portions of the convertible debt which the Company issued in February of 1996. There currently remains $1.5 million of convertible debt as of March 13, 1997, all of which is held by one entity with whom the Company is currently in litigation. See Item 3 "Legal Proceedings." At the present time, 5,625 shares of this Series C Preferred Stock are eligible for conversion (4,210 of which have been converted into an aggregate of 2,226,186 shares of the Company's Common Stock) and the remaining 1,750 shares of Series C Preferred Stock will be eligible for conversion on May 1, 1997. All shares of Series C Preferred Stock are convertible at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series C Conversion Price"); provided, however, that in the event that the Series C Conversion Price is less than $1.50 per share, then under no circumstances can shares of Series C Preferred Stock be converted into the Company's Common Stock until such time as the Series C Conversion Price exceeds $1.50 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $12,500,000 in projector revenues during the period January 1, 1997 through June 30, 1997, then the Series C Conversion Price shall be reduced by $.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the Series C Conversion Price shall be reduced by $.50.

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

         The Company intends to use the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theater.

         The Company also intends to rely on arrangements with retailers and contract manufacturers in connection with meeting the balance of the capital requirements necessary for the Company to manufacture, market and distribute the Digital Home Theater.

         The Company is in the development stage and, to date, its sole revenues have been $1,455,000. Of such revenues, $1,000,000 were derived from a government agency to develop certain projection technology for use in a high definition television projector and the balance, $455,000, from licensing agreements. The Company has substantially completed research and development with respect to the Digital Home Theater and the Projector, and, consequently, the Company does not presently anticipate that any significant expenditure of funds for research and development is necessary in order to complete the Digital Home Theater and the Projector, although certain engineering refinements are still ongoing, including optimizing picture brightness for a new rear projection system. The Company is also expending research efforts in connection with testing the feasibility of the Company's thin screen. In addition, due to the inability of the Company's affiliate, Tamarack Storage Devices, Inc., to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company determined in the fourth quarter of 1996 to record a reserve of approximately $2,100,000 against its entire interest in Tamarack. The Company loaned Tamarack and additional $ 100,000 in November, 1996 which has not been written off, since the funds are to repaid in March 1997 following receipt of funds from DARPA.

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

         January 1, 1996 to December 31, 1996

         The Company had revenues of $150,000 for the twelve month period ended December 31, 1996, all of which was from licensing agreements. During this period, the Company incurred cash expenses of $6,884,343. The Company also incurred non-cash expenses of $ 2,071,933 during the period relating to the issuance of warrants and options as compensation for services rendered to the Company and for the early retirement of debt. The Company also recorded $ 2,357,188 in dividends on the Series C Convertible Preferred Stock in connection with recognizing the discount on the conversion feature.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following Item 14 of this Annual Report on Form 10-K/A.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are listed below, followed by a brief description of their business experience during the past five years.
                                                                           Term
Name                        Age         Position                         Expires
----                        ---         --------                         -------
Marvin Maslow                59         Chairman of the Board              1999
                                         of Directors

Martin Holleran(1)           54         President, Chief Executive
                                         Officer and Director              1997

Martin D. Fife(1)            69         Director                           1997

Craig I. Fields(2)           50         Director                           1997

Richard S. Hickok(1)         71         Director                           1997

Arthur Lipper, III           65         Director                           1998

Jules Zimmerman              62         Chief Financial Officer,           1999
                                         Secretary and Director

Sherman Langer               50         Director                           1999

--------------
(1) Director is being nominated for re-election for a three (3) year term at the 1997 stockholders' meeting.

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

         Richard S. Hickok, a certified public accountant, served as a Director of the Company from December 1988 to March 1989. Mr. Hickok has continuously served as a Director of the Company since February 1990. From October 1989 to December 31, 1996, Mr. Hickok has served as an officer, director and stockholder of Hickok Associates, Inc., a company that provides financial consulting services ("Hickok Associates"). From 1948 to 1983, Mr. Hickok was associated with KMG Main Hurdman, Certified Public Accountants in various capacities. Mr. Hickok served as Chairman of the Board of KMG Main Hurdman from 1981 to 1983, and in 1983 he retired and was elected Chairman Emeritus. Since 1983 Mr. Hickok has been a financial consultant. During the past five years Mr. Hickok also has served as a director of Marsh McLennan Companies, Inc., Comstock Resources, Inc., Marcam, Inc. and Alpine Lace Brands, Inc.

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

         Jules Zimmerman has served as a Director since January 1993, as Secretary of the Company since February 1994 and as the Chief Financial Officer of the Company since 1990. From October 1989 to December 31, 1996, Mr. Zimmerman served as President and Chief Executive Officer of Hickok Associates, Inc., a company that provides financial consulting services ("Hickok Associates"). Mr. Zimmerman was employed by Avon Products Inc. for 12 years and served as Avon's Senior Vice President and Chief Financial Officer from 1984 to 1988. From 1992 through 1995, Mr. Zimmerman was a member of the Board of Directors of Winners All International, as well as its predecessor-in-interest, National Child Care Company. He is a Director of the GP Financial and was the President of the New York Chapter of the National Association of Corporate Directors from September 1990 through December 1992.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes that during 1993 all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

 Executive Compensation

     The following table sets forth the cash compensation paid by the Company to executive officers of the Company for the year ended December 31, 1996 whose total annual salary and bonus exceeded $100,000:

     SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                                                          --------------------------------------------------
                                     Annual Compensation                                               Awards        Payouts
                           -------------------------------------------------------------------------------------------------
 (a)                       (b)      (c)           (d)         (e)         (f)         (g)              (h)           (i)
                                                              Other       Re-                                        All
                                                              Annual      stricted                                   other
                                                              Compen-     Stock                         LTIP         Compen-
Name and                                                      sation      Awards      Options/          Payouts      sation
Principal Position         Year     Salary($)     Bonus($)       $           $        SARs(#)              $             $
------------------         ----     --------      -------    ---------   ---------   ---------          --------     --------
 Marvin Maslow,(1)         1996     $150,000      $ -0-       $ -0-       $ -0-      1,000,000(1)      $ -0-        $100,000(2)
  Chief Executive          1995     $150,000      $ -0-       $ -0-       $ -0-           -0-          $ -0-        $ -0-
  Officer, Chairman        1994     $150,000      $ -0-       $ -0-       $ -0-        375,000         $ -0-        $ -0-
  of the Board of
  Directors

 Martin Holleran,          1996     $180,000      $ -0-       $ -0-       $ -0-      1,000,000(4)      $ -0-        $100,000(5)
  President, Chief         1995     $180,000      $ -0-       $ -0-       $ -0-         50,000(3)      $ -0-        $ -0-
  Operating Officer        1994     $180,000      $ -0-       $ -0-       $ -0-(3)     250,000         $ -0-        $ -0-
  and Director

 Sherman Langer            1996     $130,000      $30,000     $ -0-       $ -0-        100,000         $ -0-        $ -0-
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

 Sherman Langer,               -0-              N/A                   152,000 Exercisable           $7,875/0
  Senior Vice President
  of Marketing and
  Sales and Director

 Craig Fields,                 -0-              N/A                    83,332 Exercisable/          0/0
  Director                                                             66,668 Unexercisable

 Richard Hickok,               -0-              N/A                    50,000 Exercisable/          0/0
  Director                                                             50,000 Unexercisable

 Arthur Lipper,                -0-              N/A                    0      Exercisable/          0/0
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

     The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

     As of December 31, 1996, an aggregate of 4,208,833 options have been granted under the Non-Qualified Option Plan. As of December 31, 1996, 230,000 non-qualified options have been exercised.

Performance Graph

     [To be inserted]

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 13, 1997, known to the Company regarding beneficial ownership of the Company's Common Stock by: (i) any holder of more than five percent of the outstanding shares;
(ii) the Company's directors; and (iii) the directors and officers of the
Company as a group:
                                Shares             Percentage         Shares           Percentage
                                of                 (%) of             of               (%) of
                                Common             Total              Preferred        Total
                                Stock              Common             Stock            Preferred
Name                            Owned(1)(2)        Stock(3)           Owned            Stock
----                            -----------        ----------         ---------        ----------
Martin D. Fife (4)                261,668           1.6%              - 0 -             - 0 -
 405 Lexington Avenue
 New York, NY 10174

Richard S. Hickok (5)             105,000            .6%              - 0 -             - 0 -
 11 Deep Pond Circle
 South Orleans, MA 02662

Marvin Maslow (6)               1,398,323           8.5%             25,000            7.1%
 Projectavision, Inc.
 Two Penn Plaza
 Suite 640
 New York, NY  10121

Jules Zimmerman (7)               120,000            .7%              - 0 -             - 0 -
 20 West 64th Street
 New York, NY 10023

Martin Holleran (8)             1,300,000           7.9%              - 0 -             - 0 -
 Projectavision, Inc.
 Two Penn Plaza
 Suite 640
 New York, NY  10121

Dr. Craig I. Fields (9)           150,000            .9%              - 0 -             - 0 -
 1101 30th Street, N.W.
 Suite 500
 Washington, D.C.  20007

Sherman Langer (10)               152,000            .9%              - 0 -             - 0 -
 Projectavision, Inc.
 Two Penn Plaza
 Suite 640
 New York, NY  10121


Arthur Lipper, III (11)           100,000                  -0-        - 0 -             - 0 -
 14911 Carninito Ledera
 Del Mar, CA 92014

All Directors, Nominees
  and Officers Group
  (consisting of
  7 persons)(4)(5)(6)(7)
  (8)(9)(10)(11)                3,486,991          17.6%             25,000            7.1%

------------

(1) Except as otherwise indicated, all shares of Common Stock are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Gives effect to the reverse stock split of one-for-11.3467611 shares of Common Stock in February, 1990, two-for-three shares of Common Stock in July, 1990, and two-for-one stock split in March, 1992.

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

(11) Includes 100,000 non-qualified options granted to Mr. Lipper (or his affiliated entities) and beneficially owned by Mr. Lipper (or his affiliated companies) to acquire 100,000 shares of the Company's Common Stock.

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

Notes to Financial Statements                                              F - 7

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

Exhibit No.

3.2.1         Certificate of Designation of Convertible Series C
              Preferred Stock

3.2.2         Certificate of Designation of Convertible Series D
              Preferred Stock

10.50         Executive Employment Agreement of Sherman Langer dated
              January 1, 1997

10.51         Executive Employment Agreement of Martin Holleran dated
              March 1, 1997

10.52         Executive Employment Agreement of Marvin Maslow dated
              March 1, 1997

27            Financial Data Schedule

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Projectavision, Inc.:

We have audited the accompanying balance sheets of Projectavision, Inc. (a development stage company) (the "Company") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and for the period September 9, 1988 (date of incorporation) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Tamarack Storage Devices, Inc. for the year ended December 31, 1994, the Company's investment in which was accounted for by use of the equity method. The Company's equity of $843,750 in the net loss of Tamarack Storage Devices, Inc. for the year then ended is included in the accompanying financial statements. The financial statements of Tamarack Storaage Devices, Inc. as of December 31, 1994 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such financial statements present fairly, in all material respects, the financial position of Projectavision, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period September 9, 1988 (date of incorporation) to December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the Company is a defendant in several lawsuits alleging, among other complaints, breaches of employment, patent assignment agreements and wrongful termination, claiming actual and punitive damages. In January 1997, the Court in one of these suits ordered that a receiver be appointed to protect whatever interest, if, any, the plaintiff may be able to prove in inventions assigned to the Company.


The Company is in the development stage as of December 31, 1996. As discussed in
Note 1 to the financial statements, the attainment of profitable operations is dependent upon future events, including achieving a level of revenue adequate to support the Company's then cost structure.


As discussed in Note 15 to the financial statements, the Company is restating its 1996 financial statements.



/s/ Deloitte & Touche LLP
--------------------------------
New York, New York
March 25, 1997 (February 6, 1998
  as to Note 15)

PROJECTAVISION, INC
(A Development Stage Company)

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------

                                                                                          December 31,
                                                                            --------------------------------------
A S S E T S                                                                         1995                 1996
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 3,491,982          $ 1,060,283
     Investments                                                                           -            3,437,386
     Other current assets                                                            335,153              851,198
                                                                            -----------------   ------------------

        Total Current Assets                                                       3,827,135            5,348,867

PROPERTY AND EQUIPMENT
     Furniture, fixtures and equipment                                                68,422               68,422
     Tooling                                                                               0            4,208,005
     Computers and software                                                          116,155              226,019
     Leasehold improvements                                                          180,795              185,030
                                                                            -----------------   ------------------
                                                                                     365,371            4,687,476
     Less:  Accumulated depreciation                                                 151,612              242,896
                                                                            -----------------   ------------------
        Property and equipment, net                                                  213,759            4,444,580


OTHER ASSETS                                                                         127,521              339,041
                                                                            -----------------   ------------------

        TOTAL ASSETS                                                              $4,168,415          $10,132,488
                                                                            =================   ==================

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
     Accounts payable                                                             $  485,710          $ 1,718,004
     Accrued accounts payable                                                              -              209,476
                                                                            -----------------   ------------------
        Total Current Liabilities                                                    485,710            1,927,480
                                                                            -----------------   ------------------


LONG-TERM CONVERTIBLE DEBT - NET                                                           -            1,762,963

COMMITMENTS AND CONTINGENCIES                                                              -                    -

STOCKHOLDERS' EQUITY
     Preferred stocks
       Series A Preferred Stock, $.01 par value 1,000,000 shares authorized, 100 shares issued
          ($100,000 liquidation preference)                                                -                    -
       Series B Preferred Stock, $.01 par value 1,000,000 shares authorized,
          385,982 shares outstanding
          ($ 1,929,910 liquidation preference)                                         3,859                3,859
       Series C Preferred Stock, $.001 par value
          1,000,000 shares authorized; 7,500 shares issued;                                -                    8
          ($100,000 liquidation preference)
     Common stock $.0001 par value - 30,000,000 shares
       authorized; 12,388,790 and 14,229,401 issued and
       outstanding in 1995 and 1996 respectively                                       1,239                1,423
     Additional paid-in capital                                                   24,318,651           40,594,023
     Deficit accumulated during the development stage                            (20,641,044)         (34,157,268)
                                                                            -----------------   ------------------
        Total Stockholders' Equity                                                 3,682,705            6,442,045
                                                                            -----------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $4,168,415          $10,132,488
                                                                            =================   ==================

See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              For the Period
                                                                                                                September 9,
                                                                                                               1988 (Date of
                                                                      Years Ended December 31,                 Incorporation)
                                                         ------------------------------------------------      to December 31,
                                                             1994               1995              1996               1996
REVENUE                                                    $-              $     200,000     $    150,000       $  1,455,000
                                                         ------------      -------------     ------------       ------------
OPERATING EXPENSES
      General and administrative                            2,132,222          1,562,746        2,179,132          9,368,762
      Salaries                                                804,111            778,279        1,266,287          4,825,856
      Legal fees                                              152,000          1,001,737        1,017,909          3,038,058
      Depreciation                                             62,050             73,739           91,284            298,334
      Research and development                                827,660            608,651        2,389,329          5,811,252
      Patent and license expense                              122,280            243,229          362,967          1,488,052
                                                         ------------      -------------     ------------       ------------
Total Operating Expenses                                    4,100,323          4,268,381        7,306,908         24,830,314
                                                         ------------      -------------     ------------       ------------
LOSS FROM OPERATIONS                                       (4,100,323)        (4,068,381)      (7,156,908)       (23,375,314)
                                                         ------------      -------------     ------------       ------------
OTHER INCOME (EXPENSE)
      (Provision for)/recovery of
               allowances on advances                        (173,409)          (125,017)         109,166           (189,260)
      Interest income                                         333,146            362,107          458,979          1,506,860
      Interest expense - 8% Debentures                                                           (352,049)          (378,719)
      Interest expense - Amortization of debt expense               -                  -       (3,868,016)        (3,868,016)
                                                         ------------      -------------     ------------       ------------
Other income/(expense) - Net                                  159,737            237,090       (3,651,920)        (2,929,135)
                                                         ------------      -------------     ------------       ------------
Loss before Equity in Loss of
   Unconsolidated Affiliate                                (3,940,586)        (3,831,291)     (10,808,828)       (26,304,447)

Equity in Loss of Unconsolidated Affiliate                 (1,691,697)        (2,640,347)         (72,065)        (4,897,314)
                                                         ------------      -------------     ------------       ------------
Net Loss                                                   (5,632,283)        (6,471,638)     (10,880,893)       (31,201,763)

Dividends on Preferred Stock                                        -                  -       (2,635,331)        (2,635,331)
                                                         ------------      -------------     ------------       ------------
Net Loss Attributable to Common Shareholders             $ (5,632,283)       $(6,471,638)    $(13,516,224)      $(33,837,094)
                                                         ============      =============     ============       ============

Net Loss per  Share Attributable to Common Shareholders         $(.48)             $(.52)           $(.99)
                                                         ============      =============     ============

Average Number of Shares                                   11,679,932         12,390,962       13,586,705
                                                         ============      =============     ============

See Notes to Financial Statements

PROJECTAVISION, INC.
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------


                                                   Series A              Series B
                                                Preferred Stock       Preferred Stock            Common Stock Proceeds
                                             -------------------    -----------------      ----------------------------------
                                             Shares       Amount     Shares    Amount       Shares      Per Share      Amount
ISSUANCE OF COMMON STOCK
    TO FOUNDERS FOR CASH                                                                   3,849,544    $ .00002       $ 106
ISSUANCE OF COMMON STOCK
    TO INVESTORS FOR CASH                                                                     98,706        1.01         289
MERGER WITH DKY, INC.
    Issuance of preferred stock               100          NIL
    Distribution to DKY stockholders
NET LOSS
                                             ------       ------                          ----------                 -------
BALANCE, DECEMBER 31, 1988                    100          NIL                             3,948,250        1.32         395

ISSUANCE OF COMMON STOCK
    TO INVESTORS FOR CASH
    (Net of private placement costs)                                                         518,416        1.32          52
NET LOSS
                                             ------       ------                          ----------                 -------
BALANCE, DECEMBER 31, 1989                    100          NIL                             4,466,666                     447

REVERSAL OF ACCRUAL FOR
    PRIVATE PLACEMENT COSTS
INITIAL PUBLIC OFFERING
     (Net of Public offering costs)                                                        1,600,000        1.86         160
NET LOSS
                                             ------       ------                          ----------                 -------
BALANCE, DECEMBER 31, 1990                    100          NIL                             6,066,666                     607

ISSUANCE OF COMMON STOCK FOR
    SERVICES                                                                                 281,251     .83 - 1.24       27
NET LOSS
                                             ------       ------                          ----------                 -------
BALANCE DECEMBER 31, 1991                     100          NIL                             6,347,917                     634

ISSUANCE OF COMMON
    STOCK FOR CONSULTING FEES                                                                200,000         1.4          20
SSUANCE OF COMMON
    STOCK FOR CASH                                                                           463,793       2.14-2.70      47
ISSUANCE OF SERIES B PREFERRED
    STOCK FOR SALARIES                                               80,000    $  800
ISSUANCE OF SERIES B PREFERRED
    STOCK FOR SERVICES                                               88,000       880
ISSUANCE OF COMMON STOCK FOR
    CASH INCLUDING 28,064 SHARES
    ISSUED FOR COMMISSION                                                                    391,700        2.55          39
ISSUANCE OF COMMON STOCK
    FOR WARRANTS AND CASH                                                                    500,000                      50
ISSUANCE OF COMMON AND
    PREFERRED STOCK FOR WARRANTS                                    246,452     2,464      1,483,200                     148
ISSUANCE OF COMMON STOCK
    FOR PATENT COSTS                                                                          37,065                       3
AMORTIZATION OF UNEARNED
    COMPENSATION
NET LOSS
                                             ------       ------    -------    ------     ----------                 -------
 BALANCE, DECEMBER 31, 1992                   100          NIL      414,452     4,144      9,423,675                     942

ISSUANCE OF COMMON STOCK
   FOR BONUS                                                                                   2,000        3.41
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                                                              109,500        3.41          11
ISSUANCE OF COMMON STOCK
FOR STOCK OPTIONS EXERCISED                                                                  230,000                      23
ISSUANCE OF COMMON STOCK FOR CASH                                                            880,230                      89
ISSUANCE OF COMMON STOCK
FOR WARRANTS                                                                                  18,743                       1
AMORTIZATION OF UNEARNED
COMPENSATION
NET LOSS
                                             ------       ------    -------    ------     ----------                 -------
BALANCE, DECEMBER 31, 1993                    100         $NIL      414,452    $4,144     10,664,148                 $ 1,066
                                             ------       ------    -------    ------     ----------                 -------

See notes to financial statements

PROJECTAVISION, INC.
(A Developed Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
                                                               Deficit Accumulated
                                                  Additional       During the
                                                   Paid-in         Development         Unearned            Total
                                                   Capital            Stage          Compensation
ISSUANCE OF COMMON STOCK
    TO FOUNDERS FOR CASH                        $                  $                  $                $       106
ISSUANCE OF COMMON STOCK
    TO INVESTORS FOR CASH                            99,711                                                100,000
MERGER WITH DKY, INC.
    Issuance of preferred stock                    (300,000)                                              (300,000)
    Distribution to DKY stockholders                100,900                                                100,900
NET LOSS                                                             (257,443)                            (257,443)
                                                -----------       -----------         ---------        -----------
BALANCE, DECEMBER 31, 1988                          (99,389)         (257,443)                0           (356,437)

ISSUANCE OF COMMON STOCK
    TO INVESTORS FOR CASH
    (Net of private placement costs)                681,443                                                681,495
NET LOSS                                                             (589,653)                            (589,653)
                                                -----------       -----------         ---------        -----------
BALANCE, DECEMBER 31, 1989                          582,054          (847,096)                0           (264,595)

REVERSAL OF ACCRUAL FOR
    PRIVATE PLACEMENT COSTS                          50,000                                                 50,000
INITIAL PUBLIC OFFERING
     (Net of Public offering costs)               2,977,472                                              2,977,632
NET LOSS                                                           (1,019,315)                          (1,019,315)
                                                -----------       -----------         ---------        -----------
BALANCE, DECEMBER 31, 1990                        3,609,526        (1,866,411)                0          1,743,722

ISSUANCE OF COMMON STOCK FOR
    SERVICES                                        311,223                                                311,251
NET LOSS                                                           (1,617,501)                          (1,617,501)
                                                -----------       -----------         ---------        -----------
BALANCE DECEMBER 31, 1991                         3,920,749        (3,483,912)                0            437,472

ISSUANCE OF COMMON
    STOCK FOR CONSULTING FEES                       287,481                            (287,501)                 0
ISSUANCE OF COMMON
    STOCK FOR CASH                                1,295,053                                              1,295,100
ISSUANCE OF SERIES B PREFERRED
    STOCK FOR SALARIES                              359,200                                                360,000
ISSUANCE OF SERIES B PREFERRED
    STOCK FOR SERVICES                              395,120                             (49,659)           346,341
ISSUANCE OF COMMON STOCK FOR
    CASH INCLUDING 28,064 SHARES
    ISSUED FOR COMMISSION                           999,961                                              1,000,000
ISSUANCE OF COMMON STOCK
    FOR WARRANTS AND CASH                           499,950                                                500,000
ISSUANCE OF COMMON AND
    PREFERRED STOCK FOR WARRANTS                  2,222,188                                              2,224,800
ISSUANCE OF COMMON STOCK
    FOR PATENT COSTS                                 37,062                                                 37,065
AMORTIZATION OF UNEARNED
    COMPENSATION                                                                        147,771            147,771
NET LOSS                                                           (2,002,795)                          (2,002,795)
                                                -----------       -----------         ---------        -----------
 BALANCE, DECEMBER 31, 1992                      10,016,764        (5,486,707)         (189,389)         4,345,754

ISSUANCE OF COMMON STOCK
   FOR BONUS                                          6,825                                                  6,825
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                     373,658                                                373,669
ISSUANCE OF COMMON STOCK
FOR STOCK OPTIONS EXERCISED                         332,977                                                333,000
ISSUANCE OF COMMON STOCK FOR CASH                 5,363,995                                              5,364,084
ISSUANCE OF COMMON STOCK
FOR WARRANTS                                         33,411                                                 33,412
AMORTIZATION OF UNEARNED
COMPENSATION                                                                            183,419            183,419
NET LOSS                                                           (2,730,242)                          (2,730,242)
                                                -----------       -----------         ---------        -----------
BALANCE, DECEMBER 31, 1993                      $16,127,630       $(8,216,949)        $  (5,970)       $ 7,909,921
                                                -----------       -----------         ---------        -----------

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


                                                    SERIES A            SERIES B              SERIES C
                                                PREFERRED STOCK      PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK
                                               SHARES     AMOUNT    SHARES      AMOUNT    SHARES      AMOUNT      SHARES    AMOUNT

BALANCE, DECEMBER 31, 1993                       100       NIL      414,452     $4,144        0         NIL     10,664,148   $1,066

ISSUANCE OF COMMON STOCK FOR CASH                                                                                1,370,860      137
ISSUANCE OF COMMON STOCK FOR SERVICES                                                                               52,500        5
EXERCISE OF STOCK OPTIONS                                                                                          103,500       10
ISSUANCE OF COMMON STOCK FOR BONUS                                                                                   4,000        1
ISSUANCE OF COMMON STOCK FOR PREFERRED STOCK DIVIDENDS                                                              27,887        3
EXERCISE OF STOCK WARRANTS                                                                                           1,600        0
PREFERRED STOCK CONVERTED TO COMMON STOCK                            (4,308)       (43)                              4,308        1
UNEARNED COMPENSATION
NET LOSS
                                                -----    ------     -------     ------    -----        ------  ----------    ------
BALANCE, DECEMBER 31, 1994                       100       NIL      410,144      4,101        0         NIL     12,228,803    1,223

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                                                                   52,795        6
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK                                             (24,162)      (242)                             24,162        2
ISSUANCE OF COMMON STOCK
    FOR PROFESSIONAL SERVICES                                                                                       83,030        8
NET LOSS
                                                -----    ------     -------     ------    -----        ------  ----------    ------
BALANCE, DECEMBER 31, 1995                       100       NIL      385,982      3,859        0         NIL     12,388,790    1,239

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                                                                   37,666        4
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                                                                                 1,772,945      177
ISSUANCE OF SERIES C PREFERRED STOCK                                                      7,500           8
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS                                                                                           30,000        3
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
ISSUE WARRANTS AND OPTIONS FOR SERVICES
NET LOSS
                                                -----    ------     -------     ------    -----        ------  ----------    ------
BALANCE,  DECEMBER 31, 1996                      100       NIL      385,982     $3,859    7,500          $8    14,229,401    $1,423
                                                =====    ======     =======     ======    =====        ======  ==========    ======

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                                                   ADDITIONAL     DEFICIT DURING
                                                                    PAID IN        DEVELOPMENT
                                                                    CAPITAL          STAGE              TOTAL
BALANCE, DECEMBER 31, 1993                                        $16,127,630     $(8,216,949)       $ 7,909,921

ISSUANCE OF COMMON STOCK FOR CASH                                   6,696,280                          6,696,417
ISSUANCE OF COMMON STOCK FOR SERVICES                                 229,245                            229,250
EXERCISE OF STOCK OPTIONS                                             374,365                            374,375
ISSUANCE OF COMMON STOCK FOR BONUS                                     27,999                             28,000
ISSUANCE OF COMMON STOCK FOR PREFERRED STOCK DIVIDENDS                165,778        (165,781)                 0
EXERCISE OF STOCK WARRANTS                                              2,400                              2,400
PREFERRED STOCK CONVERTED TO COMMON STOCK                                  42                                  0
UNEARNED COMPENSATION                                                                                      5,970
NET LOSS                                                                           (5,632,283)        (5,632,283
                                                                  -----------    ------------         ----------
BALANCE, DECEMBER 31, 1994                                         23,623,739     (14,015,013)         9,614,050

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                     154,388        (154,393)               NIL
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK                                                   240                                  -
ISSUANCE OF COMMON STOCK
    FOR PROFESSIONAL SERVICES                                         540,284                            540,292
NET  LOSS                                                                          (6,471,638)        (6,471,638)
                                                                  -----------    ------------         ----------
BALANCE, DECEMBER 31, 1995                                         24,318,651     (20,641,044)         3,682,705

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                     154,389        (154,393)                 0
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                                    3,020,298                          3,020,475
ISSUANCE OF SERIES C PREFERRED STOCK                                7,499,992                          7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                               (500,000)                          (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                            (123,750)          (123,750)
EXERCISE OF STOCK OPTIONS                                              24,372                             24,375
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                           3,333,333                          3,333,333
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK     2,357,188     ( 2,357,188)                 0
ISSUE WARRANTS AND OPTIONS FOR SERVICES                               385,800                            385,800
NET LOSS                                                                          (10,880,893)       (10,880,893)
                                                                  -----------    ------------        -----------
BALANCE,  DECEMBER 31, 1996                                       $40,594,023    $(34,157,268)       $ 6,442,045
                                                                  ===========    ============        ===========

See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   For the Period
                                                                                                                     September 9,
                                                                                                                    1988 (Date of
                                                                              Years Ended December 31,              Incorporation)
                                                                   -------------------------------------------      to December 31,
                                                                       1994            1995           1996                 1996
OPERATING ACTIVITIES
     Net loss                                                     $ (5,632,283)   $ (6,471,638)  $(10,880,893)      $ (31,201,763)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
      Amortization and depreciation                                     62,050          73,739      3,959,300           4,166,352
      Issuance of common stock for services                            257,258         540,292              -           1,664,131
      Other noncash operating expenses                                   5,970               -              -             288,216
      Settlement of legal fees                                               -               -              -             (97,287)
      Provision for allowances on advances                             173,409         125,017       (109,166)            189,260
      Allowance taken on investment in unconsolidated affiliate              -       2,129,252              -           2,129,252
      Equity in loss of unconsolidated affiliate                     1,691,697         511,094         72,065           2,768,061
     Asset and liability management
       Changes in operating assets                                    (305,757)       (179,370)      (597,659)         (1,459,699)
       Accounts payable                                               (131,410)        249,237      1,441,770           2,074,137
                                                                  ------------    ------------   ------------       -------------
      Net cash used in operating activities                         (3,879,066)     (3,022,377)    (6,114,583)        (19,479,340)
                                                                  ------------    ------------   ------------       -------------
INVESTING ACTIVITIES
     Capital expenditures                                             (288,312)        (30,397)    (4,322,105)         (4,687,475)
     Investment in and advances to unconsolidated affiliate         (1,500,000)        (94,240)             0          (4,703,440)
     Interest accrued on loan to unconsolidated affiliate              (54,494)        (67,314)             -            (121,808)
     Licenses                                                                -               -              -             (30,000)
     Purchases and redemption of government securities              (2,993,320)      2,993,320     (3,437,386)         (3,437,386)
                                                                  ------------    ------------   ------------       -------------
      Net cash (used in)/provided by investing activities           (4,836,126)      2,801,369     (7,759,491)        (12,980,109)
                                                                  ------------    ------------   ------------       -------------
FINANCING ACTIVITIES
     Proceeds from notes payable                                             -               -     10,000,000          10,800,000
     Private placement costs                                                 -               -       (500,000)           (518,505)
     Repayment of notes payable                                        (22,705)              -     (4,958,250)         (6,080,955)
     Issuance of preferred stock                                             -               -      7,500,000           8,216,341
     Issuance Fees                                                           -               -       (500,000)           (500,000)
     Series C Preferred Stock Dividend                                       -               -       (123,750)           (123,750)
     Proceeds from Issuance of common stock                          6,696,417               -              -          18,617,239
     Proceeds from warrants excercised                                   2,400               -              -           2,760,612
     Proceeds from stock options excercised                            374,375               -         24,375             398,750
     Deferred public offering costs                                          -               -              -             (50,000)
                                                                  ------------    ------------   ------------       -------------
      Net cash provided by financing activities                      7,050,487               0     11,442,375          33,519,732
                                                                  ------------    ------------   ------------       -------------
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                    (1,664,705)       (221,008)    (2,431,699)          1,060,283

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                         5,377,695       3,712,990      3,491,982                   -
                                                                  ------------    ------------   ------------       -------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                           $  3,712,990    $  3,491,982   $  1,060,283       $   1,060,283
                                                                  ============    ============   ============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                     $      2,295    $          -   $    352,049       $     354,344
                                                                  ============    ============   ============       =============

See notes to financial statements

PROJECTAVISION, INC.
(A Development Stage Company)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------------------------------------------

In 1994, the Company issued 1,500 shares of its common stock for services rendered. In addition, the Company issued 27,887 shares of its common stock with a value of $165,781 as payment for the dividend on its series B convertible preferred stock, 4,000 shares of its common stock for bonuses, and 31,000 shares of its common stock for services rendered in connection with its private placements. Also, the Company issued 20,000 shares of its common stock for fees regarding the exercise of the Company's stock warrants. Finally, the Company issued 4,308 shares of its common stock for 4,308 shares of its series B convertible preferred stock.

In 1995, the Company issued 52,782 of its common stock as payment with a value of $154,393 for the dividend on its series B convertible stock. In addition, the Company issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. These shares were canceled by the Company in December 1995. Also, the Company issued 24,162 shares of its common stock for 24,162 shares of its series B convertible preferred stock, and 83,030 shares of its common stock for professional services rendered and to be rendered.

In 1996, the Company issued 37,666 shares of its common stock with a value of $154,393 as payment for the dividend on its series B convertible stock. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt.

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

   Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets, with the exception of the plastic injection mold design and tooling costs for the Digital Home Theater. These latter costs are currently being capitalized, since the benefits to be derived from these expenditures relate to future revenues, with depreciation to be based on units-of-production, but using a minimum straight-line floor, and to begin at the commencement of production. The estimated useful service lives of the assets are as follows:

        Tooling                                   100,000 units/10 years minimum
  ------------------------------------------------------------------------------
        Furniture, fixtures and equipment         7 years
        Computers and software                    5 years
        Leasehold improvements                    3 years

   Property and equipment are carried at cost. Depreciation and amortization are computed based economic useful lives using the straight-line method.

   Investments - The Company places its temporary cash with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution, and invests in zero coupon treasury bills to be held to maturity and which are stated at amortized cost which approximates fair value. Changes in the market value of these investments during the period are recognized as interest income. The maturities of these investments range from January 1997 to January 1998, with face values between $100,000 and $400,000.

   Research and Development - Costs are expensed as incurred.

   Net Loss Per Share - Net loss per share is computed based on the number of shares outstanding during the period after deducting dividends on preferred stock. The effect of other potentially dilutive securities is not included because their effect is anti-dilutive.

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2. REVENUE

   Revenue for the period consisted of royalty income from licensing agreements which is recognized when earned. Included in cumulative revenues is $1,000,000 for engineering reports rendered to a government agency.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

   At December 31, 1996, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $1,762,983 and a fair value of $2,130,000. The fair value of the convertible debt has been deemed to be equivalent to the value of stock into which such debt is expected to be converted.


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

      The following represents summarized financial information of Tamarack at December 31, 1994:

         9 months ended December 31, 1994:
             Other income                              $   895,000
             Costs and expenses                          3,145,000
                                                         ---------

             Net loss                                  $(2,250,000)
                                                         ---------
         Balance Sheet at December 31, 1994:

             Current assets                            $   812,000
             Noncurrent assets                             226,000
                                                         ---------

             Total assets                              $ 1,038,000
                                                         =========

             Current liabilities                       $   338,000
             Other liabilities                           1,508,000
             Shareholders' deficit                        (808,000)
                                                         ---------

             Total liabilities and
               shareholders deficit                    $ 1,038,000
                                                         =========

      The following presents the Company's proportional interest in the summarized financial information of Tamarack:

         9 months ended December 31, 1994:

             Other income                               $  335,625
             Costs and expenses                          1,179,375
                                                         ---------

             Net loss                                   $  843,750
                                                         =========
         Balance Sheet at December 31, 1994:

             Current assets                             $  304,500
             Non-current assets                             84,750
                                                         ---------

             Total assets                               $  389,250
                                                         =========
             Current liabilities                        $  126,750
             Other liabilities                             565,500
             Shareholders' deficit                         303,000
                                                         ---------

             Total liabilities and
               shareholders' deficit                    $  389,250
                                                         =========

      Tamarack has changed its year-end to conform to that of Projectavision. The following presents unaudited summarized financial information of Tamarack at March 31, 1994:

         3 months ended March 31, 1994:                       Unaudited
                                                              ---------

             Other income                                    $  572,000
             Costs and expenses                               1,505,501
                                                              ---------
             Net loss                                        $  933,501
                                                              =========

      The following presents the Company's proportional interest in the unaudited summarized financial information of Tamarack:

         3 months ended March 31, 1994:                       Unaudited
                                                              ---------

             Other income                                    $ 214,500
             Costs and expenses                                564,563
                                                              --------
             Net Loss                                        $ 350,063
                                                              ========

   In 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $94,240 was advanced to Tamarack.

   The Company recorded a reserve against its investment in Tamarack of $300,000 in 1994 and at December 31, 1995 the Company reduced its investment in and advances to Tamarack as well as the goodwill associated with this investment to zero recording an additional reserve of $2,129,252, which is included in Equity in Loss of Unconsolidated Affiliate, due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. The remaining components of Equity in Loss of Unconsolidated Affiliate in 1995 are amortization of goodwill of $148,413 and $362,652 representing the Company's proportionate share of Tamarack's 1995 net loss. In addition, Tamarack continues to incur losses, and its viability to achieve profitable operations is doubtful.

   As of November 15, 1996, the Company classified its investment in Tamarack as available for sale, and, in order to maximize the recovery of its investment, loaned $100,000 to Tamarack. Also, in 1996 the Company's investment in Tamarack increased to 52%. This amount is included in other current assets and is to be repaid in March 1997 following receipt of funds from a government agency. After eliminating the intercompany accounts and, reflecting previous write-offs, Tamarack's financial statements are not material to the Company and have not been consolidated. As Tamarack is currently in the process of ceasing its operations, Tamarack's financial statements are not expected to be material in the future.

5. PROVISION FOR ALLOWANCE ON ADVANCES

   The Company has made advances through July 31, 1995 in contemplation of an investment in a high technology company. The president of the Company is related to an individual who is an executive officer and director of Projectavision. Such advances aggregated $298,426 and had been fully reserved for at December 31, 1995. In 1996 $109,166 of these funds were paid to the Company as a final settlement of the amounts advanced.

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

   In April 1995 the Company issued 83,030 shares of common stock for legal, financial, and design services. These shares were accounted for as an expense equal to the fair market value of the stock, with a corresponding increase to capital stock and additional paid in capital.

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

   In 1996, the Company issued 7,500 shares of Series C Preferred Stock for $7,500,000, resulting in net proceeds to The Company of $7,000,000 after fees. The Series C Preferred Stock converts into shares of Common Stock at a 25% discount of the average closing bid price of the Common Stock for the five (5) trading days immediately preceding the date of conversion. The holder of the Series C Preferred Stock has the right to convert into Common Stock as follows: 25% can be converted on or after November 1, 1996; 25% may be converted on or after January 1, 1997; 25% may be converted on or after March 1, 1997; and 25% may be converted on or after May 1, 1997. The Company, in accordance with the terms and conditions of the sale of the Series C Preferred Stock, registered the shares of Common Stock into which the Series C Preferred Stock is convertible in the third quarter of 1996. The Series C Preferred Stock pays dividends semi-annually, seven (7) business days after each of December 31st and June 30th of each year, which may be in cash or shares of Common Stock at the election of The Company. The dividend rate is 3% per annum of the liquidation value of $1,000.00 per share until and through June 30, 1997; 6% per annum from July 1, 1997 through June 30, 1998; and 8% per annum from July 1, 1998 and thereafter. The Company recognized a dividend on the Series C Preferred Stock based on the amortization of the 25% discount on the conversion into common stock over its earliest conversion period and on the increase in the dividend rate. In January 1997, 3,750 of the Company's Series C Preferred Stock have been converted into 1,948,188 shares of Common Stock.

   In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $3,500,000, resulting in net proceeds to the Company of $3,500,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock as follows: 8,750 shares on or after May 1, 1997; 8,750 shares on or after July 1, 1997; 8,750 shares on or after September 1, 1997; and 8,750 shares on or after November 1, 1997. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion (the "Series D Conversion Price"); provided, however, that in the event that the Series D Conversion price is less than $2.00 per share, then under no circumstances can shares of Series D Preferred Stock be converted into the Company's Common Stock until such time as the Series D Conversion Price exceeds $2.00 per share, subject to the following: (i) in the event that the Company fails to either ship 2,500 projectors or generate $12,500,000 projector revenues during the period January 1, 1997 through June 30, 1997, then the minimum Series D Conversion Price shall be reduced by $0.50, or (ii) in the event that the Company fails to ship 2,500 projectors and generate $12,500,000 of projector revenues during the period July 1, 1997 through December 31, 1997, then the minimum Series D Conversion Price shall be reduced by $0.50. In no event would any converting shareholder receive any more than a 25% discount to the purchase price of the common stock in the Company.

                                                                                                        Total
                                                                      Year Ended December 31, 1996     to Vest
                                                                      ----------------------------     -------
       Dividend accretion on Series C Preferred Stock                           $  177,356           $  492,650
       Amortization of Warrants on Series C Preferred Stock                         57,619              290,000
       Amortization of Discount on Series C Preferred Stock                      2,122,213            2,500,000

                                      F-10

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

10. CONVERTIBLE DEBT

    In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. In April 1996, the Company issued 1,456,329 shares of its common stock and paid $4,357,000 in cash in exchange for retiring $7.2 million in convertible debt. In July 1996, the Company issued 161,616 shares of its common stock and paid $250,000 in cash in exchange for retiring $0.5 million of convertible debt. In October 1996, the Company issued 155,000 shares of its common stock and paid $351,250 in cash in exchange for retiring $0.7 million of convertible debt. The Company recognized interest expense based on the annualized pro-rata amount of the 25% discount on the conversion into common stock and on the annualized pro-rata share of the placement costs. In January 1997, the Company retired $100,000 of convertible debt for cash. There currently remains $1.5 million in convertible debt outstanding.

11. STOCK OPTION PLANS

    Non-qualified Option Plan - The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant.

    The following is a summary of non-qualified option plan activity for the three years ended December 31, 1996:

                                                     1994                 1995              1996
       Outstanding at January 1                   1,298,333            2,455,333          2,210,133
                                                  ---------            ---------          ---------
       Granted                                    1,260,500               68,000          2,682,500
       Expired                                        -                     -                 -
       Canceled                                       -                 (312,500)          (660,125)
       Exercised                                   (103,500)                -               (24,375)
                                                  ---------            ---------          ---------
       Outstanding at December 31                 2,455,333            2,210,833          4,208,833
                                                  =========            =========          =========
       Available for grant at December 31         2,544,667            2,789,167            791,167
                                                  =========            =========          =========

    Weighted average option exercise price information for the years 1996, 1995, and 1994 follows:

                                                   1994                   1995              1996
       Outstanding at January 1                    3.61                   3.63              3.56
       Granted                                     3.63                   2.70              4.34
       Expired                                        -                      -                 -
       Canceled                                       -                   2.50              3.56
       Exercised                                   3.62                      -              0.81
       Outstanding at December 31                  3.63                   3.56              4.06
       Exercisable at December 31                  3.57                   3.56              3.95

    Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follows:

Exercise Price         Number of                 Weighted Average             Weighted Average        Number of Options
   Range               Options                       Price                      Remaining Life           Exercised
   -----               -------                       -----                      --------------           ---------
$ .00-$0.99               none                        n/a                         n/a                   24,375 @ $0.81
$1.00-$2.99             18,000                     $1.875                         2 years               none
$3.00-$3.99          1,324,000                     $3.3125                        4 years               none
$4.00-$4.99          2,128,500                     $4.375                         7 years               none
$5.00-$7.99            737,833                     $5.375                         3 years               none


PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
11. STOCK OPTION PLANS (Continued)

    The weighted fair value at date of grant for options granted in 1996 and 1995 was $2.59 and $3.03 per option, respectively. The fair value of options at date of grant was estimated based on the opinion of such fair value attributed by recipients of two of the grants with the following weighted average assumptions:
                                                  1995                  1996
                                                  ----                  ----
             Expected life (Years)               5                     5
             Interest Rate                       6.25%                 6.25%
             Volatility                            89%                   89%
             Dividend Yield                         0%                    0%

    Stock-based compensation costs did not impact pretax income or earnings per share in 1996 and 1995. These costs would have been increased by $4.9 million or ($0.35) per share, in 1996 and $0.2 million, or ($.02) per share, in 1995 had the fair values of the options been recognized as compensation expense on a straight line basis over the vesting period of the grant.

    Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase l,000,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of December 31, 1996, no options have been granted under the Plan.

12. RELATED PARTY TRANSACTIONS

    In 1989 advances totaling $10,833 were made to a principal stockholder of DKY and were outstanding at December 31, 1996.

13. INCOME TAXES

    As of December 31, 1995 and 1996, the composition of the Company's net deferred taxes was as follows:

                                                1995                 1996
                                                ----                 ----
    Deferred tax assets                    $ 6,801,000          $ 9,800,000
    Less valuation allowance                (6,801,000)          (9,800,000)
                                           -----------          -----------
    Net                                    $         -          $         -
                                           ===========          ===========

    Deferred tax assets principally result from the availability of net operating and capital loss carry-forwards to offset income earned in future years. The offsetting valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized.

    At December 31, 1996, the Company had tax net operating and capital loss carry-forwards of approximately $21,100,000, which expire in the years 2003 through 2010. The utilization of tax net operating and capital losses may be subject to certain limitations.

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

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

14. COMMITMENTS AND CONTINGENCIES (Continued)

    The future minimum rental commitments as of December 31, 1996 are as follows:

       Year                                     Amount
       ----                                     ------

       1997                                    $257,554
       1998                                      21,462
                                               --------
                                               $279,016
                                               ========

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

    In 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by a former officer and employee of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements. In January 1997, the Supreme Court of the State of New York Appellate Division First Department (the "First Department") ordered that a receiver be appointed to protect whatever interest, if any, this former officer and employee of the Company may ultimately be able to prove that he has in any of the inventions that were assigned to the Company. At the present time, neither the nature, nor scope, nor authority, nor term of the receivership has been determined, all of which will be decided by the New York State Supreme Court, which initially denied the motion for a receivership. The Company intends, in the near future, to seek leave from the Court to amend its pleadings and file counterclaims for fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations. The Company also intends, in connection with amending its pleadings, to seek injunctive relief and a constructive trust, in addition to monetary damages in excess of $200 million from this former officer and employee and others.

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

15. RESTATEMENT OF 1996 FINANCIAL RESULTS

    In accordance with the SEC Staff's pronouncements relating to Emerging Issues Task Force Discussion D-60, the Company is restating its financial statements on Form 10-K for the year ended December 31, 1996. The restatement relates to the calculation of the discount for debt issued in the first quarter of 1996 which was convertible into common stock at a price below fair market value. The effect of this adjustment is to amortize the full amount of this discount to interest expense over the earliest conversion period. The adjustments made in the restatement of 1996 financial information have no impact on the Company's stockholders' equity or total assets.

    The impact of the restatement on the Company's statement of operations is summarized as follows:

                                                                   As Originally
                                                                      Reported         As Restated
    Interest expense-amortization of debt expense                  $  2,034,683       $  3,868,016
                                                                   ============       ============
    Net loss                                                       $ (9,047,560)      $(10,880,893)
    Dividend on preferred stock                                       2,635,331          2,635,331
                                                                   ------------       ------------
    Net loss attributable to common stockholders                   $(11,682,891)      $(13,516,224)
                                                                   ------------       ------------
    Net loss per share attributable to common stockholders         $      (0.86)      $      (0.99)
                                                                   ------------       ------------

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this th day of March, 1997.

                              PROJECTAVISION, INC.


                             By:/s/ Martin Holleran
                            ------------------------
                           Martin Holleran, President
                           Chief Executive Officer and
                                                     Director

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated:

Signature                            Title                                    Date
---------                            -----                                    ----
/s/ Marvin Maslow                    Chairman of the Board                March 26, 1997
-------------------------            of Directors
Marvin Maslow

/s/ Martin Holleran                  President, Chief                     March 26, 1997
-------------------------
Martin Holleran                      Executive Officer and
                                     Director

/s/ Jules Zimmerman                  Chief Financial                      March 26, 1997
-------------------------            Officer, Secretary and
Jules Zimmerman                      Director


/s/ Martin D. Fife                   Director                             March 26, 1997
-------------------------
Martin D. Fife

/s/ Richard S. Hickok                Director                             March 26, 1997
-------------------------
Richard S. Hickok

/s/ Dr. Craig I. Fields              Director                             March 26, 1997
-------------------------
Dr. Craig I. Fields

/s/ Arthur Lipper III                Director                             March 26, 1997
-------------------------
Arthur Lipper III

/s/ Sherman Langer                   Director                             March 26, 1997
-------------------------
Sherman Langer
