Form 10-Q/A
period 1997-03-31
PROJECTAVISION INC
filed 1998-02-06
CIK 848135

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


BALANCE SHEETS (Unaudited)

------------------------------------------------------------------------------------------------------------------


                                                                                December 31,             March 31,
                                                                                    1996                  1997

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  1,060,283           $ 1,549,736
    Investments                                                                   3,437,386             3,147,352
    Other current assets                                                            851,198             1,423,591
                                                                               ------------           -----------
      Total Current Assets                                                        5,348,867             6,120,679

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                68,422                68,422
    Tooling Costs                                                                 4,208,005             5,070,801
    Computers and software                                                          226,019               234,738
    Leasehold improvements                                                          185,030               185,030
                                                                               ------------           -----------
                                                                                  4,687,478             5,558,991
    Less: Accumulated depreciation and amortization                                 242,896               268,497
                                                                               ------------           -----------
      Property and equipment, net                                                 4,444,580             5,290,494


OTHER ASSETS                                                                        339,041                69,034
                                                                               ------------           -----------
      TOTAL ASSETS                                                             $ 10,132,488           $11,480,207
                                                                               ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                   $  1,927,480           $ 1,221,040
                                                                               ------------           -----------
      Total Current Liabilities                                                   1,927,480             1,221,040
                                                                               ------------           -----------
LONG-TERM CONVERTIBLE DEBT - NET                                                  1,762,963             1,694,444

COMMITMENTS AND CONTINGENCIES                                                        --                    --

STOCKHOLDERS' EQUITY
    Preferred stocks
      Series A Preferred Stock, $.01 par value
       100 shares authorized, 100 shares issued
       ($100,000 liquidation preference)                                             --                    --
      Series B Preferred Stock, $.01 par value
       434,667 shares authorized, 351,258 shares outstanding
       ($ 1,929,910 liquidation preference)                                           3,859                 3,512
      Series C Preferred Stock, $.001 par value
       7,500 shares authorized; 7,500 shares issued;
       3,290 shares outstanding; ($100,000 liquidation preference)                        8                     3
      Series D Preferred Stock, $100 par value
       60,000 shares authorized; 35,000 shares issued;
       ($3,500,000 liquidation preference)                                             --               3,500,000
    Common stock $.0001 par value - 30,000,000 shares
      authorized; 14,229,401 and 16,514,899 issued and
      outstanding respectively                                                        1,423                 1,651
    Additional paid-in capital                                                   40,594,023            41,684,087
    Deficit accumulated during the development stage                            (34,157,268)          (36,624,530)
                                                                               ------------           -----------
      Total Stockholders' Equity                                                  6,442,045             8,564,723
                                                                               ------------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 10,132,488           $11,480,207
                                                                               ============           ===========


See notes to financial statement
                                       F-2

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                                                                    For the Period
                                                                                                    September 9,
                                                                                                    1988 (Date of
                                                               Three Months Ended March 31,          Incorporation)
                                                               ----------------------------          to March 31,
                                                                   1996              1997                1997
                                                               (as restated
                                                                see Note 10)

REVENUE                                                       $        --       $     5,600          $  1,460,600

LESS: COST OF SALES                                                    --             5,070                 5,070
                                                              -----------       -----------          ------------
GROSS PROFIT                                                           --               530             1,455,530

OPERATING EXPENSES
     General and administrative                                   642,998           717,320            10,086,082
     Salaries                                                     424,692           362,907             5,188,763
     Legal fees                                                   253,205           170,119             3,208,177
     Depreciation and amortization                                 19,658            25,601               323,935
     Research and development                                     325,717            66,992             5,878,244
     Patent and license expense                                    24,384            44,865             1,532,917
                                                              -----------       -----------          ------------
Total Operating Expenses                                        1,690,654         1,387,804            26,218,118
                                                              -----------       -----------          ------------
LOSS FROM OPERATIONS                                           (1,690,654)       (1,387,274)          (24,762,588)
                                                              -----------       -----------          ------------

OTHER INCOME (EXPENSE)
     Provision for allowances on advances                         (18,100)               --              (189,260)
     Interest income                                               80,378            77,654             1,584,514
     Interest expense - 8% Debentures                            (135,356)          (26,497)             (405,216)
     Interest expense - Amortization of debt expense           (2,850,233)          (41,205)           (3,909,221)
                                                              -----------       -----------          ------------
Other income/(expense) - Net                                   (2,923,311)            9,952            (2,919,183)
                                                              -----------       -----------          ------------
LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                     (4,613,965)       (1,377,322)          (27,681,771)
                                                              -----------       -----------          ------------
EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                             --                --            (4,897,314)
                                                              -----------       -----------          ------------
NET LOSS                                                       (4,613,965)       (1,377,322)          (32,579,085)
                                                              ===========       ===========           ===========
NET LOSS PER SHARE                                            $(      .36)      $(      .08)
                                                              ===========       ===========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                  12,608,846        16,514,899
                                                              ===========       ===========

See Notes to Financial Statements

PROJECTAVISION,  INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                       SERIES A              SERIES B           SERIES C            SERIES D
                                                    PREFERRED STOCK       PREFERRED STOCK    PREFERRED STOCK     PREFERRED STOCK
                                                     SHARES  AMOUNT      SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
BALANCE, JANUARY 1, 1996                              100        0       385,982   3,859         0           0        0           0

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS

CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK

ISSUANCE OF SERIES C PREFERRED STOCK                                                          7,500          8

SERIES C PREFERRED STOCK PLACEMENT FEE

CASH DIVIDEND ON SERIES C PREFERRED STOCK

EXERCISE OF STOCK OPTIONS

AMORTIZATION OF DISCOUNT ON 8% DEBENTURES

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK

ISSUE WARRANTS AND OPTIONS FOR SERVICES

NET LOSS
                                                     ----     ----      --------  ------      -----      -----   ------  ----------
BALANCE, DECEMBER 31, 1996                            100        0       355,982  $3,859      7,500          8        0          $0
                                                     ====     ====      ========  ======      =====      =====   ======  ==========

ISSUANCE OF SERIES D PREFERRED STOCK                                                                             35,000   3,500,000


CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                                                 (34,724)   (347)

SERIES C PREFERRED STOCK CONVERSION                                                          (4,210)        (5)

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES D PREFERRED STOCK

ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS

ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS

NET LOSS
                                                     ----     ----      --------  ------      -----      -----   ------  ----------
BALANCE, MARCH 31, 1997                               100        0       351,258  $3,512      3,290          3   35,000  $3,500,000
                                                     ====     ====      ========  ======      =====      =====   ======  ==========


                               (RESTUBBED TABLE)

                                                                                                    ACCUMULATED
                                                                                ADDITIONAL         DEFICIT DURING
                                                        COMMON STOCK             PAID-IN            DEVELOPMENT
                                                     SHARES       AMOUNT          CAPITAL              STAGE               TOTAL
BALANCE, JANUARY 1, 1996                            12,388,790     1,239        24,316,651         (20,641,044)         3,682,705

ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS                          37,666         4           154,389             (15,393)                 0

CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK                                        1,772,945       177         3,020,298                               3,020,475

ISSUANCE OF SERIES C PREFERRED STOCK                                             7,499,992                               7,500,000

SERIES C PREFERRED STOCK PLACEMENT FEE                                            (600,000)                               (600,000)

CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                             (123,750)           (123,750)

EXERCISE OF STOCK OPTIONS                               30,000         3             24,372                                 24,375

AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                                         3,333,333                              3,333,333

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK                                                         2,357,188          (2,357,188)                 0

ISSUE WARRANTS AND OPTIONS FOR SERVICES                                             385,800                                385,800

NET LOSS                                                                                            (10,880,893)       (10,880,893)
                                                    ----------    ------        -----------        ------------         ----------
BALANCE, DECEMBER 31, 1996                          14,229,401    $1,423        $40,594,023        ($34,157,268)        $6,442,045
                                                    ==========    ======        ===========        ============         ==========

ISSUANCE OF SERIES D PREFERRED STOCK                                                                                     3,500,000

CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                                34,724         3                344                                      0

SERIES C PREFERRED STOCK CONVERSION                  2,226,186       223               (218)                                     0

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES C PREFERRED STOCK                                                           318,171            (318,171)                 0

AMORTIZATION OF DISCOUNT (DIVIDEND) ON
 SERIES D PREFERRED STOCK                                                           530,973            (530,973)                 0

ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS                                   163,600            (163,600)                 0

ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS                         24,588         2             77,194             (77,196)                 0

NET LOSS                                                                                             (1,377,322)        (1,377,322)
                                                    ----------    ------        -----------        ------------         ----------
BALANCE, MARCH 31, 1997                             16,514,899    $1,651        $41,684,087        ($36,624,530)        $8,564,723
                                                    ==========    ======        ===========        ============         ==========


PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               For the Period
                                                                                                                September 9,
                                                                                                                1988 (Date of
                                                                            Three Months Ended March 31,       Incorporation)
                                                                            ----------------------------         to March 31,
                                                                               1996              1997                 1997

OPERATING ACTIVITIES
       Net loss                                                            $(4,613,965)      $(1,377,322)          $(32,579,085)
       Adjustments to reconcile net loss to net cash used
        in operating activities:
       Amortization and depreciation                                         2,869,891            25,601              2,157,270
       Issuance of common stock for services                                    --                  --                1,664,131
       Other noncash operating expenses                                         --                74,636              2,434,685
       Settlement of legal fees                                                 --                  --                  (97,287)
       Provision for allowances on advances                                     --                  --                  298,426
       Allowance taken on investment in unconsolidated affiliate                --                  --                2,129,252
       Equity in loss of unconsolidated affiliate                               --                  --                2,895,996
       Asset and liability management
        Changes in operating assets                                            110,701          (345,441)            (1,879,491)
        Accounts payable                                                        42,468          (706,540)             1,167,697
                                                                           -----------        ----------            -----------
        Net cash used in operating activities                               (1,590,905)       (2,329,066)           (21,808,406)
                                                                           -----------        ----------            -----------

INVESTING ACTIVITIES
       Capital expenditures                                                    (16,276)         (871,515)            (5,558,990)
       Investment in and advances to unconsolidated affiliate                   --                  --               (4,703,440)
       Interest accrued on loan to unconsolidated affiliate                     --                  --                 (121,808)
       Licenses                                                                 --                  --                  (30,000)
       Purchases and redemption of government securities                    (4,850,672)          290,034             (3,147,352)
                                                                           -----------        ----------            -----------
        Net cash used in investing activities                               (4,866,948)         (581,481)           (13,561,590)
                                                                           -----------        ----------            -----------

FINANCING ACTIVITIES
       Proceeds from notes payable                                          10,000,000              --               10,800,000
       Private placement costs                                                  --                  --                 (518,505)
       Repayment of notes payable                                               --              (100,000)            (6,180,955)
       Issuance of preferred stock                                              --             3,500,000             11,716,341
       Issuance Fees                                                          (500,000)             --                 (500,000)
       Series C Preferred Stock Dividend                                        --                  --                 (123,750)
       Proceeds from Issuance of common stock                                   --                  --               18,617,239
       Proceeds from warrants excercised                                        --                  --                2,760,612
       Proceeds from stock options excercised                                   --                  --                  398,750
       Deferred public offering costs                                           --                  --                  (50,000)
                                                                           -----------        ----------            -----------
         Net cash provided by financing activities                           9,500,000         3,400,000             36,919,732
                                                                           -----------        ----------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                        3,042,147           489,453              1,549,736

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                                 3,491,982         1,060,283                 --
                                                                           -----------        ----------            -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                    $ 6,534,129        $1,549,736            $ 1,549,736
                                                                           ===========        ==========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                              $   135,356        $   26,497            $   378,546
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

         The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the result for the interim periods presented. See Note 10 concerning the restatement of the Company's financial statements for the three month period ended March 31, 1997.

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

10.      1996 FINANCIAL STATEMENTS

         The Company is restating its quarterly financial statements on Form 10-Q/A for the three-month period ended March 31, 1996. Such restatement is a result of its recording a discount relating to debt issued in the first quarter of 1996 which was convertible into common stock at a discount as a year-end adjustment rather than recording and amortizing it over the earliest conversion period. Entries were made to properly reflect, for the year, interest expense in the fourth quarter of 1996. These adjustments made in the restatement of 1996 quarterly financial information have no impact on the Company's stockholders' equity.

         The impact of the restatement on the Company's statements of operations and balance sheet is summarized as follows:


                                                       Three Months Ended
                                                         March 31, 1996

                                                 As Originally           As
                                                   Reported           Restated



         Net loss                                $(1,791,510)       $(4,613,965)
                                                 -----------        -----------
         Net loss per share attributable to
          common stockholders                    $     (0.14)       $     (0.36)
                                                 -----------        -----------

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