Form 10-Q/A
period 1997-06-30
PROJECTAVISION INC
filed 1998-02-06
CIK 848135

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

                  Notes to Financial Statements                      F-7

Item 2.           Management's Discussion and Analysis of            F-10
                  Financial Condition and Results
                  of Operations



                  SIGNATURES

PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)


BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------


                                                                                         December 31        June 30,
ASSETS                                                                                      1996              1997
CURRENT ASSETS:
    Cash and cash equivalents                                                          $  1,060,283      $    195,197
    Accounts and other receivables - net                                                       --             181,188
    Inventory                                                                                  --             357,264
    Investments                                                                           3,437,386         2,071,800
    Other current assets                                                                    851,198         1,136,155
                                                                                       ------------         ---------
     Total Current Assets                                                                 5,348,867         3,941,594
PROPERTY AND EQUIPMENT
    Furniture, fixtures, and equipment                                                       68,422            68,422
    Tooling Costs                                                                         4,208,005         5,553,976
    Computers, and software                                                                 226,019           241,120
    Assets under capital leases                                                                --              47,989
    Lessehold improvements                                                                  185,030           185,030
                                                                                       ------------         ---------
                                                                                          4,687,476         6,096,537
    Less: Accumulated depreciation and amortization                                         242,896           668,559
                                                                                       ------------         ---------
     Property and equipment net                                                           4,444,580         5,427,978

OTHER ASSETS                                                                                339,041            41,690
                                                                                       ------------         ---------

     TOTAL ASSETS                                                                      $ 10,132,488      $  9,411,282
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                   $  1,718,004      $    780,883
    Accrued liabilities                                                                     200,476           836,575
    Current portion of capital lease obligations                                                 --            14,045
                                                                                       ------------         ---------
     Total Current Liabilities                                                            1,927,480         1,631,503
                                                                                       ------------         ---------
LONG-TERM LIABILITIES
    Long-term portion of capital lease obligations                                               --            30,773
    Convertible Debt                                                                      1,762,963         1,736,111
                                                                                       ------------         ---------
    Total Long-term Liabilities                                                           1,762,963         1,766,884
                                                                                       ------------         ---------

TOTAL LIABILITIES                                                                         3,690,443         3,398,387
COMMITMENTS AND CONTINGENCIES                                                                  --                --

STOCKHOLDERS'EQUITY
    Preferred stocks
     Series A Preferred Stock, $.01 per value
     100 shares authorized, 100 shares issued
     ($100,000 liquidation preference)
     Series B Preferred Stock. $.01 par value
       434,667 shares authorized, 351,258 shares outstanding
       as of June 30, 1997 ($1,929,910 liquidation preference)                                3,859             3,512
     Series C Preferred Stock. $.001 par value
       7,500 shares authorized; 7,500 shares issued; 3,290 shares
       outstanding as of June 30, 1997; ($100,000 liquidation preference)                         8                 3
     Series D Preferred Stock, $100 par value
       60,000 shares authorized; 35,000 shares issued;
       ($3,500,000 liquidation preference)                                                       --         3,500,000
    Common stock $.0001 par value - 30,000,000 shares
     authorized; 14,229,401 and 16,765,341 issued and
     outstanding respectively                                                                 1,423             1,676
    Additional paid in capital                                                           40,594,023        42,278,523
    Deficit accumulated during the development stage                                    (34,157,268)      (39,770,839)
                                                                                       ------------         ---------
      Total Stockholders Equity                                                           6,442,045         6,012,875
                                                                                       ------------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                              $ 10,132,488      $  9,411,262
                                                                                       ============      ============


See notes to financial statements

PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------



                                                                                                                    For the Period
                                                                                                                       September 9,
                                                                                                                      1988 (Date of
                                                       Three Months Ended June 30,      Six Months Ended June 30,    Incorporation)
                                                       ---------------------------      -------------------------      to June 30,
                                                           1996              1997          1996             1997           1997
                                                       (As Restated                    (As Restated
                                                        See Note 6)                     See Note 6)


REVENUE                                                $       --      $     44,800    $       --      $     50,400    $  1,505,400

LESS: COST OF SALES                                            --            45,337            --            50,407          50,407

GROSS PROFIT                                                   --              (537)           --                (7)      1,454,993

OPERATING EXPENSES
    General and administrative                              474,982         929,865       1,094,207       1,647,186      11,015,948
    Salaries                                                245,068         358,486         669,760         721,393       5,547,249
    Legal fees                                              187,623         573,517         440,828         743,636       3,781,694
    Depreciation and amortization                           374,313         400,061         421,748         425,663         723,997
    Research and development                                (37,138)        124,998         312,354         191,988       6,003,240
    Patent and license expense                              113,701         137,655         138,084         182,521       1,670,573
                                                         ----------      ----------      ----------      ----------     -----------
Total Operating Expenses                                  1,358,549       2,524,582       3,076,981       3,912,387      28,742,701
                                                         ----------      ----------      ----------      ----------     -----------
LOSS FROM OPERATIONS                                     (1,358,549)     (2,525,119)     (3,076,981)     (3,912,394)    (27,287,708)
                                                         ----------      ----------      ----------      ----------     -----------


OTHER INCOME (EXPENSE)
    Provision for allowances on advances                    (40,049)           --           (58,149)           --          (189,260)
    Interest income                                         127,082          53,100         207,460         130,755       1,637,615
    Interest expense - 8% Debentures                       (138,359)        (31,912)       (273,715)        (58,409)       (437,128)
    Interest expense - Amortization of debt expense        (555,555)        (47,917)     (3,378,010)        (89,122)     (3,957,138)
                                                         ----------      ----------      ----------      ----------     -----------
Other Income/(expense) - Net                               (606,881)        (26,729)     (3,502,414)        (16,776)     (2,945,911)
                                                         ----------      ----------      ----------      ----------     -----------
LOSS BEFORE EQUITY IN LOSS OF
 UNCONSOLIDATED AFFILIATE                                (1,965,430)     (2,551,848)     (6,529,395)     (3,929,170)    (30,233,619)
                                                         ----------      ----------      ----------      ----------     -----------
EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                                     --              --              --              --        (4,897,314)
                                                         ----------      ----------      ----------      ----------     -----------
NET LOSS                                                 (1,965,430)     (2,551,848)     (6,529,395)     (3,929,170)    (35,130,933)
                                                         ----------      ----------      ----------      ----------     -----------
PREFERRED STOCK DIVIDENDS                                   248,936         594,461         248,936       1,684,401
                                                         ----------      ----------      ----------      ----------
NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                $ (2,214,366)   $ (3,146,309)   $ (6,828,331)   $ (5,613,571)
                                                       ============    ============    ============    ============
NET LOSS PER SHARE ATTRIBUTABLE TO
    COMMON STOCKHOLDERS                                $       (.16)   $       (.19)   $       (.52)   $       (.34)
                                                       ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES
  0UTSANDING                                             13,897,347      16,765,341      13,097,392      16,465,513
                                                       ============    ============    ============    ============


See notes to financial statements

PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF ST0CKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                   SERIES A          SERIES B          SERIES C           SERIES D
                                                PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK    PREFERRED STOCK
                                                 SHARES  AMOUNT   SHARES    AMOUNT  SHARES   AMOUNT    SHARES    AMOUNT

BALANCE, JANUARY 1, 1996                           100     $0     385,962   $3,859     0        $0        0          $0
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS
CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK                                                  7,500      3
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCUSE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 6% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK
ISSUE WARRANTS AND OPTIONS F0R SERVICES
NET LOSS
                                                   ---    ----    -------   ------    -----    ---    --------   ---------
BALANCE, DECEMBER 31, 1996                         100     $0     385,962   $3,859    7,500     $0       0          $0
                                                   ===    ====    =======   ======    =====    ===    ========   =========
ISSUANCE OF SERIES D PREFERRED STOCK                                                                    35,000   3,500,000
CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                                          (34,724)    (347)
SERIES C PREFERRED STOCK CONVERSION                                                  (4,200)    (5)
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK
ISSUE WARRANTS TO SERIES D PREFERRED
 STOCKHOLDERS
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS
EXERCISE OF STOCK OPTIONS
NET LOSS
                                                    ---    ----    -------   ------    -----    ---   --------   ---------
BALANCE, MARCH 31, 1997                             100      0     351,258    3,512    3,290     3      35,000   3,500,000
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK
NET LOSS
                                                    ---    ----    -------   ------    -----    ---   ------    ----------
BALANCE, JUNE 30, 1997                              100     $0     351,258   $3,512    3,290    $3    35,000    $3,500,000
                                                    ===    ====    =======   ======    =====    ===   ======    ==========


RESTUBBED TABLE

                                                                                        ACCUMULATED
                                                                                          DEFICIT
                                                                          ADDITIONAL       DURING
                                                    COMMON STOCK            PAID IN      DEVELOPMENT
                                                 SHARES        AMOUNT       CAPITAL         STAGE          TOTAL

BALANCE, JANUARY 1, 1996                          12,388,790    $1,239    $24,318,651    ($20,641,044)   $3,682,705
ISSUANCE OF COMMON STOCK
 FOR PREFERRED STOCK DIVIDENDS                        37,666         4        154,389        (164,393)            0
CONVERSION OF 8% DEBENTURES INTO
 COMMON STOCK                                      1,772,945       177      3,020,298                     3,020,475
ISSUANCE OF SERIES C PREFERRED STOCK                                        7,449,992                     7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                       (500,000)                     (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                    (123,750)     (123,750)
EXERCUSE OF STOCK OPTIONS                             30,000         3         24,372                        24,375
AMORTIZATION OF DISCOUNT ON 6% DEBENTURES                                   3,333,333                     3,333,333
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK                                                2,357,188      (2,357,188)            0
ISSUE WARRANTS AND OPTIONS F0R SERVICES                                       385,800                       385,800
NET LOSS                                                                                  (10,880,893)  (10,880,893)
                                                 -----------     ------    -----------    ------------   ----------
BALANCE, DECEMBER 31, 1996                       $14,229,401     $1,423    $40,594,023    ($34,157,268)  $6,442,045
                                                 ===========     ======    ===========    ============   ==========
ISSUANCE OF SERIES D PREFERRED STOCK                                                                      3,500,000
CONVERSION OF SERIES B PREFERRED
 STOCK INTO COMMON STOCK                              34,724         3            344                             0
SERIES C PREFERRED STOCK CONVERSION                2,226,186       223           (218)                            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK                                                  318,171        (318,171)            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK                                                  530,973        (530,973)            0
ISSUE WARRANTS TO SERIES D PREFERRED
 STOCKHOLDERS                                                                 163,600        (163,600)            0
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK DIVIDENDS                       24,688          2        77,194         (77,196)            0
EXERCISE OF STOCK OPTIONS                            250,442         25          (25)                             0
NET LOSS                                                                                   (1,377,322)   (1,377,322)
                                                 -----------     ------    -----------    ------------   ----------
BALANCE, MARCH 31, 1997                           16,765,341      1,676     41,684,087     (36,624,530)   8,564,723
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES C PREFERRED STOCK                                                   160,077        (160,077)           0
AMORTIZATION OF DISCOUNT (DIVIDEND)
 ON SERIES D PREFERRED STOCK                                                   434,384        (434,384)           0
NET LOSS                                                                                    (2,551,848)  (2,551,848)
                                                 -----------     ------    -----------    ------------   ----------
BALANCE, JUNE 30, 1997                           $16,765,341     $1,676    $42,278,523    ($39,770,839)  $6,012,875
                                                 ===========     ======    ===========    ============   ==========



PROJECTAVISION, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                     For the Period
                                                                                                                      September 9,
                                                                                                                     1988 (Date of
                                                                                Six Months Ended June 30,            Incorporation)
                                                                                -------------------------              to June 10,
                                                                                 1996              1997                  1997

OPERATING ACTIVITIES
    Net loss                                                                     $ (6,529,395)      $ (3,929,170)      $(35,130,933)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
    Amortization and depreciation                                                   3,799,758            514,784          2,646,453
    Issuance of common stock for services                                                --                 --            1,664,131
    Allowance taken on investment in unconsolidated affiliate                            --                 --            2,129,252
    Other noncash operating expenses                                                     --                 --            2,360,149
    Settlement of legal fees                                                             --                 --              (97,287)
    Provision for allowances on advances                                                 --                 --              298,426
    Equity in loss of unconsolidated affiliate                                           --                 --            2,695,996
    Asset and liability management
    Changes in operating assets                                                       206,655           (526,058)        (2,060,108)
    Accounts payable and other liabilities                                            638,787           (281,177)         1,792,960
                                                                                   ----------           --------         ----------
    Not cash used in operating activities                                          (1,934,195)        (4,221,621)       (23,700,961)
                                                                                   ----------           --------         ----------


INVESTING ACTIVITIES
    Capital expenditures                                                           (1,226,721)        (1,409,061)        (6,096,536)
    Investment in and advances to unconsolidated affiliate                               --                 --           (4,703,440)
    Interest accrued on loan to unconsolidated affiliate                                 --                 --             (121,808)
    Licenses                                                                             --                 --              (30,000)
    Purchases and redemption of government securities                              (4,896,983)         1,365,586         (2,071,800)
                                                                                   ----------           --------         ----------
    Net cash used in investing activities                                          (6,123,704)           (43,751        (13,023,584)
                                                                                   ----------           --------         ----------
FINANCING ACTIVITIES
    Proceeds from notes payable                                                    10,000,000               --           10,800,000
    Private placement costs                                                              --                 --             (518,506)
    Repayment of notes payable                                                     (4,357,000)          (100,000)        (6,180,955)
    Issuance of preferred stock                                                     7,500,000          3,500,000         11,716,341
    Issuance Fees                                                                    (500,000)              --             (500,000)
    Series C Preferred Stock Dividend                                                 (11,250)              --             (123,750)
    Proceeds from issuance of common stock                                               --                 --           18,617,239
    Proceeds from warrants excercised                                                    --                 --            2,760,612
    Proceeds from stock options exercised                                              24,375               --              398,750
    Deferred public offering costs                                                   (500,000)              --              (50,000)
                                                                                   ----------           --------         ----------
    Net cash provided by financing activities                                      12,156,125          3,400,000         38,919,732
                                                                                   ----------           --------         ----------

 INCREASE IN CASH AND CASH EQUIVALENTS                                              4,098,226           (865,096)           195,187

 CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                      3,491,982          1,060,283               --
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                          $  7,590,208       $    195,187       $    195,187
                                                                                 ============       ============       ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                     $    273,715       $     58,409       $    378,546
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

         The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the result for the interim periods presented. See Note 6 concerning the restatement of the Company's financial statements for the three month and six month periods ended June 30, 1997.

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

6.       1996 FINANCIAL STATEMENTS

         The Company is restating its quarterly financial statements on Form 10-Q/A for the three-month and six-month period ended June 30, 1996. Such restatement is a result of its recording a discount relating to debt issued in the first quarter of 1996 which was convertible into common stock at a discount as a year-end adjustment rather than recording and amortizing it over the earliest conversion period. Similarly, the Company recorded dividends on convertible preferred stock relating to a discount arising from the ability of the holders of such preferred stock to convert their shares into common stock at a discount as a year-end adjustment. Entries were made to properly reflect, for the year, interest expense and preferred stock dividends in the fourth quarter of 1996. These adjustments made in the restatement of 1996 quarterly financial information have no impact on the Company's stockholders' equity.

         The impact of the restatement on the Company's statements of operations and balance sheet is summarized as follows:


                                                       Three Months Ended
                                                          June 30, 1996

                                                 As Originally           As
                                                   Reported           Restated


         Net loss                                $(1,409,875)       $(1,965,430)
                                                 -----------        -----------
         Preferred stock dividends                       --             248,936
                                                 -----------        -----------
         Net loss attributable
          to common shareholders                  (1,409,875)        (2,214,366)
                                                 ===========        ===========
         Net loss per share attributable to
          common stockholders                    $     (0.19)       $     (0.16)
                                                 -----------        -----------


                                                        Six Months Ended
                                                          June 30, 1996

                                                 As Originally
                                                   Reported           Restated


         Net loss                                $(3,202,385)       $(6,579,395)
                                                 -----------        -----------
         Preferred stock dividends                       --             248,936
                                                 -----------        -----------
         Net loss attributable
          to common shareholders                  (3,201,385)        (6,828,331)
                                                 ===========        ===========
         Net loss per share attributable to
          common stockholders                    $     (0.25)       $     (0.52)
                                                 -----------        -----------

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