Form 10-Q/A
period 1997-09-30
PROJECTAVISION INC
filed 1998-02-06
CIK 848135

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

             Notes to Financial Statements                                  F-7

Item 2.      Management's Discussion and Analysis of                        F-10
             Financial Condition and Results
             of Operations



             SIGNATURES

PROJECTAVISION, INC
(A Development Stage Company)

BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                   December 31,           September 30,
ASSETS                                                                                1996                    1997
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  1,060,283            $    311,463
     Accounts receivable - net                                                            --                   170,148
     Inventory                                                                            --                 1,025,315
     Investments                                                                     3,437,386               1,191,504
     Other current assets                                                              851,198               1,061,982
                                                                                  ------------            ------------
        Total Current Assets                                                         5,348,867               3,760,412

PROPERTY AND EQUIPMENT
     Furniture, fixtures and equipment                                                  68,422                 119,699
     Tooling Costs                                                                   4,208,005               5,608,308
     Computers and software                                                            226,019                 241,819
     Assets under capital leases                                                          --                    47,989
     Leasehold improvements                                                            185,030                 185,030
                                                                                  ------------            ------------
                                                                                     4,687,476               6,202,845
     Less:  Accumulated depreciation and amortization                                  242,896                 655,001
                                                                                  ------------            ------------
        Property and equipment, net                                                  4,444,580               5,547,844

OTHER ASSETS                                                                           339,041                  35,444
                                                                                  ------------            ------------

        TOTAL ASSETS                                                              $ 10,132,488            $  9,343,700
                                                                                  ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $  1,718,004            $  1,658,075
     Accrued liabilities                                                               209,476                 557,765
     Current portion of capital lease obligations                                         --                    14,625
                                                                                  ------------            ------------
        Total Current Liabilities                                                    1,927,480               2,230,465
                                                                                  ------------            ------------

LONG-TERM LIABILITIES
     Long-term portion of capital lease obligations                                       --                    26,892
     Convertible Debt                                                                1,762,963               1,629,865
                                                                                  ------------            ------------
     Total Long-term Liabilities                                                     1,762,963               1,656,757
                                                                                  ------------            ------------

TOTAL LIABILITIES                                                                    3,690,443               3,887,222

COMMITMENTS AND CONTINGENCIES                                                             --                      --

STOCKHOLDERS' EQUITY
     Preferred stocks
       Series A Preferred Stock, $.01 par value
          100 shares authorized, 100 shares issued
          ($100,000 liquidation preference)                                               --                      --
       Series B Preferred Stock,  $.01 par value
          434,667 shares authorized,  351,258 shares outstanding
          as of September 30, 1997 ($ 1,929,910 liquidation preference)                  3,859                   3,512
       Series C Preferred Stock, $.001 par value
          7,500 shares authorized; 7,500 shares issued; no shares
          outstanding as of September 30, 1997                                               8                       0
       Series D Preferred Stock, $100 par value
          60,000 shares authorized; 35,000 shares issued;
          ($3,500,000 liquidation preference)                                             --                 3,500,000
       Series E Preferred Stock, $1000 par value
          1,000 shares authorized; 1,000 shares issued;
          ($1,000,000 liquidation preference)                                             --                 1,000,000
     Common stock $.0001 par value - 50,000,000 shares
       authorized; 14,229,401 and 19,594,375 issued and
       outstanding respectively                                                          1,423                   1,959
     Additional paid-in capital                                                     40,594,023              42,949,013
     Deficit accumulated during the development stage                              (34,157,268)            (41,998,006)
                                                                                  ------------            ------------
        Total Stockholders' Equity                                                   6,442,045               5,456,478
                                                                                  ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,132,488            $  9,343,700
                                                                                  ============            ============

See notes to financial statements
                                      F-2

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 For the Period
                                                                                                                   September 9,
                                                                                                                  1988 (Date of
                                          Three Months Ended September 30,     Nine Months Ended September 30,    Incorporation)
                                         ----------------------------------    -------------------------------   to September 30,
                                              1996               1997                1996               1997            1997
                                           Restated                                Restated

REVENUE                                  $    150,000        $    358,784       $    150,000      $    409,889      $  1,864,889


LESS: COST OF SALES                              --               344,517               --             395,629           395,629
                                         ------------        ------------       ------------      ------------      ------------

GROSS PROFIT                                  150,000              14,267            150,000            14,260         1,469,260

OPERATING EXPENSES
      General and administrative              410,915             600,340          1,505,123         2,257,628        11,626,390
      Salaries                                266,822             445,642            936,581         1,167,036         5,992,892
      Legal fees                              158,628             304,935            657,604         1,048,571         4,086,629
      Depreciation  and amortization           58,185             (13,558)           479,934           412,105           710,439
      Research and development                191,577             304,750            503,930           486,634         6,297,886
      Patent and license expense              104,360              21,679            242,445           204,200         1,692,252
                                         ------------        ------------       ------------      ------------      ------------
Total Operating Expenses                    1,190,487           1,663,788          4,325,617         5,576,174        30,406,488
                                         ------------        ------------       ------------      ------------      ------------


LOSS FROM OPERATIONS                       (1,040,487)         (1,649,521)        (4,175,617)       (5,561,914)      (28,937,228)
                                         ------------        ------------       ------------      ------------      ------------


OTHER INCOME (EXPENSE)
      Provision for allowances on
       advances                                   --             (100,000)              --            (100,000)         (289,260)
      Interest income                         152,687              28,030            360,147           158,784         1,665,644
      Interest expense-8% Debentures          (46,334)            (31,781)          (320,049)          (90,190)         (468,909)
      Interest expense-Amortization of
        debt expense                               --                  --         (3,378,011)          (89,122)       (3,952,138)
                                         ------------        ------------       ------------      ------------      ------------

Other income/(expense) - Net                  106,353            (103,751)        (3,337,913)         (120,528)       (3,049,663)
                                         ------------        ------------       ------------      ------------      ------------

LOSS BEFORE EQUITY IN LOSS OF
  UNCONSOLIDATED AFFILIATE                   (934,134)         (1,753,272)        (7,513,530)       (5,682,442)      (31,986,891)
                                         ------------        ------------       ------------      ------------      ------------

EQUITY IN LOSS OF
   UNCONSOLIDATED AFFILIATE                      --                  --                 --                --          (4,897,314)
                                         ------------        ------------       ------------      ------------      ------------

NET LOSS                                 $   (934,134)       $ (1,753,272)      $ (7,513,530)     $ (5,682,442)     $(36,884,205)
                                         ------------        ------------       ------------      ------------      ============
PREFERRED STOCK DIVIDENDS                   1,102,814             473,895          1,351,750         2,258,296
                                         ------------        ------------       ------------      ------------
NET LOSS ATTRIBUTABLE TO
      COMMON SHAREHOLDERS                  (2,039,648)         (2,227,167)        (8,865,280)       (7,840,738)
                                         ============        ============       ============      ============

NET LOSS PER SHARE ATTRIBUTABLE TO
      COMMON STOCKHOLDERS                $       (.14)        $      (.12)       $      (.65)      $      (.45)
                                         ============        ============       ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                             14,271,681          19,009,450         13,595,111        17,323,908
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
                                 ========  =========       ============ =========   ==========  =========  ==========  =============


See notes to financial statements

RESTUBBED TABLE


                                                                                                         ACCUMULATED
                                              SERIES E                                ADDITIONAL       DEFICIT DURING
                                           PREFERRED STOCK        COMMON STOCK         PAID IN           DEVELOPMENT
                                        SHARES       AMOUNT     SHARES    AMOUNT        CAPITAL             STAGE           TOTAL


BALANCE, JANUARY 1, 1996                  0            $0   12,388,790    $1,239     $24,318,651         (20,641,044)    $3,682,705
ISSUANCE OF COMMON STOCK
  FOR PREFERRED STOCK
  DIVIDENDS                                                     37,666         4         154,389            (154,393)             0
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                             1,772,945       177       3,020,298                          3,020,475
ISSUANCE OF SERIES C PREFERRED STOCK                                                   7,499,992                          7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                                  (500,000)                          (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                                   (123,750)      (123,750)
EXERCISE OF STOCK OPTIONS                                       30,000         3          24,372                             24,375
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                                              3,333,333                          3,333,333
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK                        2,357,188          (2,357,188)             0
ISSUE WARRANTS AND OPTIONS FOR SERVICES                                                  385,800                            385,800
NET LOSS                                                                                                 (10,880,893)   (10,880,893)
                                      -----     ---------   ----------     -----     -----------         -----------     ----------
BALANCE,  DECEMBER 31, 1996               0            $0   14,229,401     1,423     $40,594,023         (34,157,268)    $6,442,045
                                      =====     =========   ==========     =====     ===========         ===========     ==========

ISSUANCE OF SERIES D PREFERRED STOCK                                                                                      3,500,000
CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                     34,724         3             344                                  0
SERIES C PREFERRED STOCK CONVERSION                          2,226,186       223            (218)                                 0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK                          318,171            (318,171)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK                          530,973            (530,973)             0
ISSUE WARRANTS TO SERIES D PREFERRED STOCKHOLDERS                                        163,600            (163,600)             0
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                               24,588         2          77,194             (77,196)             0
EXERCISE OF STOCK OPTIONS                                      250,442        25             (25)                                 0
NET LOSS                                                                                                  (1,377,322)    (1,377,322)
                                      -----    ----------   ----------     -----    -----------          -----------     ----------
BALANCE,  MARCH 31, 1997                  0             0   16,766,341     1,676      41,684,087         (36,624,530)     8,564,723

AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK                          160,077            (160,077)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK                          434,384            (434,384)             0
NET LOSS                                                                                                  (2,551,848)    (2,551,848)
                                      -----    ----------   ----------     -----    -----------          -----------     ----------
BALANCE,  JUNE 30, 1997                   0            $0   16,765,341     1,676     $42,278,523         (39,770,839)    $6,012,875
SERIES C PREFERRED STOCK CONVERSION                          2,655,470       266            (263)                                 0
ISSUE SERIES E PREFERRED STOCK        1,000     1,000,000                                                                 1,000,000
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                               42,152         4          70,295             (70,299)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK                          170,199            (170,199)             0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK                          233,397            (233,397)             0
ISSUANCE OF COMMON STOCK FOR SALARY                             50,000         5          96,870                             96,875
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                                81,412         8          99,992                            100,000
NET LOSS                                                                                                  (1,753,272)    (1,753,272)
                                      -----    ----------   ----------     -----     -----------         -----------     ----------
BALANCE,  SEPTEMBER 30, 1997          1,000    $1,000,000   19,594,375     1,959     $42,949,013         (41,998,006)    $5,456,478
                                      =====    ==========   ==========     =====     ===========         ===========     ==========

See notes to financial statements

PROJECTAVISION, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------

                                                                                                                For the Period
                                                                                                                 September 9,
                                                                                                                1988 (Date of
                                                                    Nine Months Ended September 30,             Incorporation)
                                                                 -----------------------------------            to September 30,
                                                                     1996                   1997                     1997
                                                                   Restated
OPERATING ACTIVITIES
     Net loss                                                   $ (7,513,570)           $ (5,682,442)           $(36,884,205)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
      Depreciation and amortization                                3,857,986                 412,105               4,578,457
      Issuance of common stock for services                             --                      --                 1,664,131
      Allowance taken on investment in unconsolidated affiliate         --                   100,000               2,229,252
      Other noncash operating expenses                                  --                      --                   288,216
      Settlement of legal fees                                       (11,250)                   --                   (97,287)
      Provision for allowances on advances                              --                      --                   189,260
      Equity in loss of unconsolidated affiliate                        --                      --                 2,768,061
     Asset and liability management
       Changes in operating assets                                   269,111              (1,102,650)             (2,562,349)
       Accounts payable and other liabilities                         96,882                 293,654               2,367,791
                                                                ------------            ------------            ------------

      Net cash used in operating activities                       (3,300,841)             (5,979,333)            (25,458,673)
                                                                ------------            ------------            ------------

INVESTING ACTIVITIES
     Capital expenditures                                         (3,047,863)             (1,515,369)             (6,202,844)
     Investment in and advances to unconsolidated affiliate             --                      --                (4,703,440)
     Interest accrued on loan to unconsolidated affiliate               --                      --                  (121,808)
     Licenses                                                           --                      --                   (30,000)
     Purchases and redemption of government securities            (4,959,470)              2,245,882              (1,191,504)
                                                                ------------            ------------            ------------

      Net (cash used in)/provided by investing activities         (8,007,333)                730,513             (12,249,596)
                                                                ------------            ------------            ------------
FINANCING ACTIVITIES
     Proceeds from notes payable                                  10,000,000                    --                10,800,000
     Private placement costs                                            --                      --                  (518,505)
     Repayment of notes payable                                   (4,607,000)                   --                (6,080,955)
     Issuance of preferred stock                                   7,500,000               4,500,000              12,716,341
     Issuance Fees                                                  (500,000)                   --                  (500,000)
     Series C Preferred Stock Dividend                                  --                      --                  (123,750)
     Proceeds from Issuance of common stock                             --                      --                18,617,239
     Proceeds from warrants excercised                                  --                      --                 2,760,612
     Proceeds from stock options excercised                           24,375                    --                   398,750
     Deferred public offering costs                                 (500,000)                   --                   (50,000)
                                                                ------------            ------------            ------------

      Net cash provided by financing activities                   11,917,375               4,500,000              38,019,732
                                                                ------------            ------------            ------------

INCREASE\(DECREASE) IN CASH AND CASH EQUIVALENTS                     609,201                (748,820)                311,463

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                       3,491,982               1,060,283                    --
                                                                ------------            ------------            ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                         $  4,101,183            $    311,463            $    311,463
                                                                ============            ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                   $    320,049            $        190            $    378,546
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

         The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the result for the interim periods presented. See Note 6 concerning the restatement of the Company's financial statements for the three month and nine month periods ended September 30, 1997.


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

         The adjustments to the reported quarterly results to properly reflect the timing of the recognition of the interest and dividends have no impact on the Company's stockholders' equity. The impact of the restatement on the timing of the Company's reported net loss and net loss per share attributable to common shareholders is summarized below:

                                                               Period Ended September 30, 1996
                                             -------------------------------------------------------------------
                                                      Three Months                           Nine Months
                                             -----------------------------      --------------------------------
                                             As Originally                       As Originally
                                               Reported           Restated          Reported           Restated
                                               --------           --------          --------           --------
         Interest expense amortization
               of debt expense                         0               0              1,544,678       3,378,011

         Net loss                           $ (  934,134)    $  (934,134)          $ (4,135,519)  $  (7,513,530)

         Preferred stock dividends                     0       1,102,814                      0       1,351,750
                                            ------------     -----------           ------------   -------------
         Net loss per share attributable
               to common stockholders       $ (  934,134)    $(2,039,648)          $ (4,135,519)  $  (8,865,280)

         Net loss per share attributable
               to common stockholders            $ (0.07)        $ (0.14)               $ (0.30)       $  (0.65)




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