Form 10-K/A
period 1996-12-31
PROJECTAVISION INC
filed 1998-02-17
CIK 848135

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

Price Waterhouse LLP

                       Report of Independent Accountants


March 24, 1995

To the Board of Directors and Shareholders of Tamarack Storage Devices, Inc.

In our opinion, the balance sheet and the related statements of operations, of shareholders' equity and of cash flows (not presented herein) present fairly, in all material respects, the financial position of Tamarack Storage Devices, Inc. (a development stage enterprise) at December 31, 1994, and the results of its operations and its cash flows for the nine months ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Tamarack Storage Devices, Inc. (a development stage enterprise) for any period subsequent to December 31, 1994.

The Company was in the development stage as of December 31, 1994, as planned principal operations have not yet begun. As discussed in Note 1 to the financial statements, the Company believes it has commitments for sufficient funding to continue operations through the year ending December 31, 1995. However, the Company will need additional funding to continue operations subsequent to that date. No adjustments have been made to these financial statements as a result of this uncertainty.


/s/ Price Waterhouse LLP
--------------------------
Price Waterhouse LLP

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
