Form 10-K
period 1997-12-31
PROJECTAVISION INC
filed 1998-03-31
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

    |_|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                                       OR

    |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                        Commission File Number: 34-19218

                              PROJECTAVISION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                13-3499909
------------------------------------------    ----------------------------------
      (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)

        Two Penn Plaza, Suite 640
           New York, New York                               10121
------------------------------------------    ----------------------------------
 (Address of principal executive offices)                  Zip Code

                                  (212)971-3000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 YES [X]     NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      On March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $22,191,953.70 based upon the average of the closing bid and asked prices of $ 1.05 as of March 24, 1998.

      As of March 24, 1998, 21,279,935 shares of the Registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference
Document                                                      Where Incorporated
--------                                                      ------------------

 None.                                                                N/A

                                    PART I

Item 1. BUSINESS.

General

      The Company is in the business of identifying, developing, patenting, supporting, manufacturing and marketing technical innovations in the electronic display and information industry. The Company was formed to capitalize on, and generate revenues and profits primarily from a) the manufacture and sale of products based on its technology and b) the licensing of its proprietary patents, inventions, systems and technologies to manufacturers. The Company's first commercial video production system, its Digital Home Theater(TM) ("DHT"), is currently in production. The DHT is a modular, large screen digital entertainment system that can be used as either a 60-inch rear projection television, a front projector capable of casting an image up to 20 feet diagonal in size, or as an SVGA-compatible computer monitor. The Company believes that the DHT uniquely positions the Company in the market because the DHT represents the convergence of front projectors, rear projection televisions, and computer monitors. The DHT incorporates a lightweight, removable projector that utilizes digital technology developed by Texas Instruments called Digital Light Processing ("DLP") in concert with the Company's proprietary dual-use front/rear projection system.

      Digital technology is beginning to gain prominence in the video display industry, and has started to replace competing technologies, such as cathode ray tube ("CRT") and liquid crystal display ("LCD"). DLP is currently the leading new digital video technology, and Texas Instruments has demonstrated its commitment to this emerging technology by continuing to upgrade and improve its proprietary DLP technology. Texas Instruments' DLP system for projection display is based on its Digital Mirror Device ("DMD") DMD microchip. As a consequence, DLP, an innovative yet proven technology, is increasingly being adopted by numerous projection and consumer electronic companies.

Video Products

      The Company's technologies utilize both the new Texas Instruments Digital Light Processing (DLP) light engines and liquid crystal displays (LCDs) as light valves and high brightness light sources in concert with the Company's proprietary electronic and optical processing systems. The new generation technologies differ significantly from conventional cathode ray tube ("CRT") technology, which has been used for the past fifty years in virtually all television and video systems. The Company's technologies are capable of producing giant screen displays that are bright and sharp, have rich color saturation and high contrast. The Company is the owner of seven (7) United States patents, covering its technologies, and nine (9) foreign patents around the world. An additional thirteen (13) patent applications have been filed by the Company in the United States with respect to the Company's proprietary technologies. In addition, the Company has also filed forty-seven (47) patent applications in various foreign countries for improvements to its technologies and for protection of related technologies.

The Company has formed a non-exclusive strategic corporate alliance and entered into an OEM Agreement with Texas Instruments with respect to the purchase of the DMD, which is a component of the DLP that has been developed by Texas Instruments. The Company has also entered into arrangements with third parties for the manufacture and production of its video projection systems which currently include the Projector and the proprietary Digital Home Theater mechanical and electronics designs. The Company has entered into arrangements with third parties for the marketing and distribution of its video projection systems. The Company has also licensed, on a non-exclusive basis, its patented "depixelization" micro-optics and brightness enhancement technologies, which are applicable to a wide range of video projection systems, to Matsushita Electric Industrial Co., a Japanese company that distributes consumer electronic products in the U.S. under the Panasonic brand name, and to Samsung Electronics Co., a Korean company that distributes products under the Samsung brand name. These non-exclusive licenses offer consumer electronics manufacturers the right to use certain of the Company's patented technologies. The Company is seeking to enter into similar, non-exclusive patent license agreements for its depixelization and other technologies with other parties in a variety of markets. In addition to licensing its technologies for potential uses in the television market, the Company also intends to offer licenses of its video projection technologies to commercial and military users. Other potential markets for the Company's technologies include medical imaging, laptop computers, CAD/CAE workstations, computer monitor replacement, arcade games, video interactives, home shopping, video teleconferencing, sports entertainment viewing, education, training and advertising.

The Video Display Industry

      The video display industry encompasses numerous markets, and the Company currently competes in three segments: (i) front projection systems, (ii) rear projection television (big screen TVs) and (iii) computer monitors. Stanford Resources, Inc., an industry research firm, estimates the revenue of these three segments at approximately $27.2 billion in 1997. The projection display market, which comprises primarily the front projection and rear projection television markets, is expected to increase from 1.4 million units in 1996 to 3.1 million units in 2002, representing an increase in revenues from $5.8 billion in 1996 to $10.0 billion in 2002. The consumer television category captured the largest share of projection display revenues in 1996 at 47.7% while business applications were second with 30.5%. Education (9.4%), sports and entertainment (6.2%), military/government (3.3%), and public information (2.6%) composed the remainder of the projection display market.

      Over the last decade, consumer interest in home theater systems and large screen televisions has increased dramatically, fueled by decreasing equipment prices and an ever-expanding universe of movies, sporting events and other programming available via cable television, direct broadcast satellite, laserdisc, VCRs, and most recently, digital video disc ("DVD"). One of the fastest growing segments of the video display industry is the market for direct-view televisions with diagonal screen sizes exceeding 30-inches, and projection televisions, which have screen sizes exceeding 40-inches. Sales of 30-inch or greater direct view televisions and projection televisions increased 22% and 10%, respectively, in 1996. As screen sizes have increased, image impairments, such as low resolution, artifacts and noise, have become more readily apparent. Moreover, the better quality images produced by DVDs, digital satellite transmission and high-resolution computer monitors have made viewers more discriminating and have elevated image quality expectations. The Company believes that this trend will accelerate with the advent of digital high definition television ("HDTV"). The Federal Communications Commission recently established standards for HDTV broadcasting in the U.S. and has targeted the eventual phase-out of analog (NTSC) broadcasting by the year 2006.

      Currently, one of the most significant trends in the consumer electronics industry is that of "convergence," which refers to the merging of traditional consumer electronics, such as audio, video and personal communications products, with the digital world of the PC. Advances in microprocessors, the availability of low cost memory and storage, high quality displays, sophisticated software and the emergence of the World Wide Web have fueled the growth in multimedia applications on the PC. In essence, the technologies of home entertainment (the living room) and home information (the home office) are merging to create a new product category. The advent of digital television and its convergence with the PC, combined with the growing demand for home theater systems and projection televisions, are effecting another convergence, that of the front projection, projection television and, computer monitor markets. The Company believes that it is uniquely positioned to capitalize on this convergence because the DHT, with its front/rear projection and SVGA computer monitor capability, is the first and currently the only product that addresses these three, heretofore discrete, markets. These markets combined are expected to increase to $32.5 billion in revenue by 2002.

      In 1996, North America represented 74.3%, or 1.18 million units, of the global projection display market. Europe, Japan and the rest of the world each account for less than 10% of total unit shipments. The wide gap between North America and the other regions is caused by the tremendous difference in rear projection television sales as well as the early adoption of multimedia presentations in U.S. businesses and educational institutions. North America and Europe represent 68.1% and 16.9%, respectively, of the total dollar volume of the global projection display market in 1996, reflecting the relatively low prices of big screen TVs in the U.S. and a higher-priced product mix in Europe.

Front Projection

      The front projection market, estimated at $2.5 billion in revenue in 1996, comprises primarily commercial applications, including corporate presentations, demonstrations and seminars, hotels and conference centers, bars and restaurants, education and training, and video teleconferencing. To a lesser extent, front projection displays are used in consumer applications, principally customized large screen home theater systems. Front projector sales are expected to increase to $5.8 billion by 2002 due to the rapid growth in the multimedia business presentation market, as well as the growing popularity of home theater systems, primarily in the U.S. Front projection systems based on liquid crystal display ("LCD") technology currently dominate the front projection market with approximately $1.8 billion in sales in 1996. LCD-based front projectors offer lower prices, more compact designs, and equal or higher brightness as compared to projectors based on cathode ray tube ("CRT") technology. As a result, shipments of front CRT projectors, mostly for home theater applications, are expected to peak in 1996 at $463 million in sales and decline to $213 million in 2002. New "chip-based" projectors, including those based on Texas Instruments' digital micromirror device ("DMD") were introduced in 1996. Initially, the business market has been the major revenue source for chip-based front projectors. Front chip-based systems are expected to become a major player in the commercial market due to superior picture performance and declining prices resulting from significant cost reductions. Stanford Resources estimates that sales of front chip-based systems will increase to over $900 million by 2002.

Projection Television (Rear Projection)

      The rear projection television market, estimated at $3.0 billion in revenue in 1996, principally consists of consumer big screen televisions. In spite of all the new projection display technologies that have been developed, displays based on CRT technology continue to dominate this market. While projection televisions represent only 3.5% of the unit shipments in the overall U.S. color television market, they account for over 20% of total revenues, which were estimated at $8.6 billion in 1996. Growth in this category will be propelled by lower prices, an increasing desire for bigger screens, rising demand for replacement units, and the market penetration of digital video disc ("DVD"). Worldwide sales of rear projection televisions are expected to increase from 975,000 units in 1996 to 1.6 million units in 2002, representing an increase in market value from $3.0 billion in 1997 to $3.6 billion in 2002. Developments in LCD and chip-based projectors are expected to dampen the growth in CRT rear projectors. LCD-based rear projection systems have become successful in some professional niche applications, and sales are expected to grow to $170 million by 2002. Chip-based systems, including the DMD, were introduced in 1997 and sales are expected to increase significantly as costs decline relative to CRT-based systems.

Computer Monitors

      The computer monitor market has widespread commercial and consumer applications. The worldwide market for CRT display monitors is estimated at 84.2 million units and nearly $21 billion in revenues in 1997. This market is estimated to increase to 113.5 million units and approximately $25 billion in revenues by 2002. The continued growth of the personal computer ("PC") and workstation market will drive the growth in computer monitors. The Company expects that the trends toward larger computer screen sizes and enhanced picture quality for multimedia applications will create demand for the DHT as a computer monitor. Companies such as Compaq Computer Corp. and Gateway 2000, Inc. have already introduced big screen PC/TV products, and the Company intends to explore joint ventures with computer manufacturers to introduce similar PC/TV products that incorporate the DHT.

CRT Technology

      Most existing color televisions up to 35 inch screen size use CRT systems, the basis of virtually all televisions produced since the 1940s. CRT technology has certain inherent limitations for production of big screen picture displays, including size, weight and vacuum. As a practical matter, CRT television is not manufacturable in sizes in excess of 40 inches.

      The cost of producing cathode ray tubes and other aspects of the CRT technology used for big screen display is high. As a result, CRT-based big screen television generally is disproportionately more expensive than small screen size television.

      While some improvements in CRT big screen televisions continue to be made, the Company's management believes it is unlikely that new CRT-based big screen televisions will be produced competitive to the advantages of big or giant screen LCD television technology.

The Company's Technologies

      The Company's DMD and LCD projection technologies combine the Company's patented optical and electronic processing systems with high brightness light sources. Use of DMDs and LCDs eliminates the cathode ray tube, which in big screen televisions is large, bulky, heavy and fragile. DMD panels and LCD semiconductors do not pose the health hazards of CRTs and are smaller, more compact, lighter and less fragile than cathode ray tubes. In reproducing images in color, CRTs generate X-ray radiation that may be harmful to persons who view the images at close range over long periods of time. Further, CRTs generate electro-magnetic fields of considerable magnitude. The physiological effects of these fields on persons who view the screens at close range is still under study. The use of DMDs or LCDs in the Company's projection systems will not result in the generation of X-rays or intense electro-magnetic fields.

      LCD television technology was first developed approximately 19 years ago. Unlike CRT technology, which is a mature technology that has been used for approximately the past 50 years in virtually all television and video projection systems, LCD technology is still being significantly refined and improved. Management anticipates that LCDs, like other solid-state devices, ultimately will be made more compact, durable, efficient and inexpensive. Like CRT-based color televisions, LCD-based color televisions are capable of displaying 525 scanning lines and 330 lines of resolution using standard NTSC broadcast signals. LCD projection technologies presently contain certain inherent image quality limitations. The Company's patented technologies are designed to overcome these limitations and produce an image offering continuous tone photographic effect enabling substantially increased viewer perception of image quality when compared with LCD televisions that do not utilize the Company's depixalization system. The Company believes that its technologies overcome limitations in current LCDs that might otherwise limit the use of LCDs for standard NTSC and high definition television ("HDTV") displays and will improve the ability to display images comparable in quality to those currently produced by CRT-based projectors. Texas Instruments' DLP system for projection display is based on its Digital Mirror Device ("DMD") DMD microchip, a highly integrated semiconductor light switch. A DLP projector combines DMD microchips with digital signal processing, memory, software, optical components, and an illumination source to create extremely bright, high resolution (SVGA) display systems.

      DLP is currently the leading digital video technology in the world, and the Company believes this technology is superior to competing display technologies, including cathode ray tube ("CRT") and liquid crystal display ("LCD"). The two-chip DLP light engine installed in the DHT produces a bright, crisp picture without visible pixels or flicker. The DHT is lightweight and easy to assemble, making it user-friendly for both consumers and retailers. Furthermore, the DHT is fully digital, thus it can be upgraded to receive HDTV broadcast signals.

      The Company is aware of the development by other companies of innovative flat panel and television systems. These technologies do not use CRT or projection to produce an image, but instead rely on other technologies including plasma, thin film electro-luminescence, solid-state lasers, light pipe systems, vibrating mirror systems, cold cathode screens, PLZT, FED (field emission display) and others. The Company believes that flat-panel displays using certain of these technologies ultimately may be usable as HDTV receivers, and, if so used, potentially, may be competitive with the Company's technologies.

Digital Home Theater(TM) (DHT)

      The DHT is a modular, large screen, digital entertainment system that can be used as either a 60-inch rear projection television, a front projector capable of casting an image of up to 20 feet in size, or as an SVGA-compatible computer monitor. The DHT produces a bright, crisp picture without visible pixels and it is lightweight and easy to assemble, making it user-friendly for both consumers and retailers. The heart of the DHT is the projector, which contains a proprietary DLP light engine supplied by Texas Instruments. The complete projector utilizes the Company's proprietary technology and engineering innovations, including audio/video connection docking and user interfaces, power management sequence, audio processing and amplification, and a central control and monitoring system. The key interface of the DHT is a 50-pin docking station that connects the projector and the cabinet. This proprietary interface allows for the easy removal and replacement of the projector when switching between front and rear projection formats. The cabinet also includes storage for the front projection lens and a second external docking station. Furthermore, since the DHT is a 100% digital design, it can be upgraded to receive HDTV broadcast signals.

Features of the DHT

      Picture Size - The picture size produced by the DHT in the front projection format can be varied continuously to up to a 20-foot diagonal picture by changing the projection distance or by adjusting the DHT's built-in zoom lens. The lens can increase the size of the projected image by a magnitude of 100%.

      No Flicker - In contrast to current CRT projection television systems, Projectavision's DLP-based system does not employ the old scan line technology, which causes flicker laden images.

      Picture Quality - The DHT is capable of displaying large size images with rich color and high contrast on a screen or on a white or light-colored surface. The DHT produces images with a continuous tone photographic effect without visible pixels, enabling viewers to perceive substantially improved image quality.

      Design - The DHT is a lightweight, modular design made up of three components: the cabinet, screen and projector. The cabinet is made of lightweight plastics and is only 23 inches deep. The projector is portable, weighing only 30 pounds, resulting in an easy switch between front and rear projection formats. The entire product can be assembled in minutes using four wing nuts.

      Other Features - The DHT has a built-in television tuner/receiver and audio system, UHF and VHF tuning and a user-friendly interface operated by remote control. The DHT can be connected to cable television, video games, VCRs, laser disc players, DVD players, desktop and laptop computers, and direct broadcast satellite systems.

Research and Development

      From the Company's inception in September, 1988 through December 31, 1997, the Company has invested approximately $6,400,000 for research and development of its technology. The Company has constructed production prototypes and completed substantially all research and development activities in connection with the Projector and the Digital Home Theater, although certain refinements are still ongoing, including optimizing picture brightness. The Company has and continues to explore the feasibility of using light valves other than LCDs in its projection technologies.

      The Company has applied for U.S. patent protection for a portable, knockdown folding rear screen video display cabinet which includes its own screen and may be used in conjunction with the Projector, as well as for its thin screen display technology. The proposed screen is to have a 50" diagonal measurement, only six (6) inches thick, and relies on a variation of the Company's video projection technologies as an image source.

Partnerships, Alliances, and Licenses

      Projectavision has entered into a number of key strategic alliances in order to design, manufacture and distribute the DHT. Projectavision believes that strong alliances are the key to insuring the successful development and continued growth of the Company.

Texas Instruments

      Projectavision's relationship with Texas Instruments began in the fall of 1995 and initially involved a major engineering effort to jointly develop the DLP technology that is incorporated into the Company's DHT projector. Texas Instruments has invested approximately $500 million over the past eight years to research and develop the DLP technology. The second phase of this alliance, which is currently underway, involves the production of the two-chip DLP light engine and, to date, over 300 production engines have been received from Texas Instruments. In the first quarter of 1998, Texas Instruments transferred manufacturing of the two-chip DLP light engine to Solectron Corporation, a California-based global supplier of various manufacturing services to electronic OEMs. Solectron currently manufactures single- and three-chip DLP systems for Texas Instruments. The Company expects to continue working with Texas Instruments on improving the DLP technology for current and future products.

C-MAC Electronic Systems Inc.

      Projectavision has contracted with C-MAC Electronic Systems Inc. ("C-MAC") to produce the DHT projector. C-MAC, a publicly traded company based in Quebec, Canada, is a leading international manufacturer of advanced microelectronics for major OEMs, including Northern Telecom Limited and International Business Machines Corporation, among others. C-MAC markets its products and services to OEMs in the telecommunications, computer, military hardware, medical equipment and automobile industries.

Como Products

      Projectavision has contracted with Como Plastics, located in Columbus, Indiana, to manufacture the rear cabinet and to assemble and ship the DHT to customers. Como Plastics is a subsidiary of LDM Corporation, a large, privately held plastics design and molding company based in Detroit, Michigan. LDM is a major supplier to Ford Motor Company and General Motors Corporation, as well as to major consumer electronics companies such as Thomson and Toshiba.

Boxlight Corporation

      Commercial distribution of the DHT will be conducted through an alliance with Boxlight, a leading seller of projection products to the commercial market with sales of $60 million in 1996. Boxlight distributes products directly to corporations, educational institutions, hotels/conference centers and bars/restaurants. Boxlight has a reputation for providing unparalleled service to its customers and partners, and it continues to grow dramatically. In 1997, for the fourth consecutive year, Boxlight was named by Inc. magazine as one of the 500 fastest growing private companies in the U.S.

Other Partnerships and Alliances

      Tandy Corporation, a large publicly traded consumer electronics company, will provide the after sales product service for the DHT nationwide. The Company has retained the services of the Hamilton Group, a privately held marketing services firm located in Detroit, Michigan to provide a toll-free customer service number as well as gather and to analyze information regarding consumer reaction to the DHT. The DHT was designed by Lunar Design, a nationally recognized industrial design firm. The innovative quality of the DHT's design was recognized when Projectavision was awarded the Innovations'97 Design and Engineering Showcase Award at the recent Consumer Electronics Show. Montalbano Development Inc., a New York-based firm, was responsible for the mechanical design and engineering work for the DHT. In addition, the Company enjoys strategic alliances with several high-end video enhancement companies including Faroudja, Inc. and Genesis.

Vidikron Acquisition.

In January 1998 the Company signed a definitive agreement to acquire substantially all of the assets of Vidikron Industries, S.p.A. ("Vidikron") relating to its video business, including its U.S. distribution subsidiary, Vidikron of America, Inc. In accordance with the definitive acquisition agreement, the Company has advanced Vidikron $ 1,000,000 on a non-refundable basis. The closing of the acquisition is expressly subject to the satisfactory completion by the Company of all due diligence and obtaining the requisite financing to complete the transaction. There can be no assurances that the Company will be satisfied upon its completion of its due diligence, that it will be able to secure the necessary financing, or that it will otherwise be able to effect the acquisition of Vidikron.

Marketing

Public relations, advertising and media coverage have increased consumer awareness of the DHT. Feature articles have appeared in leading publications, including magazines such as Home Theater, Popular Electronics, GQ, Rolling Stone, Wired, Playboy, and Audio/Video, and newspapers such as The New York Times. The DHT has been featured at major trade shows such as InfoComm, Comdex and the Consumer Electronics Show, where the DHT received the coveted Industrial Design & Engineering Award.

Distribution

The DHT is being marketed through both retail and commercial distribution channels. Retail distribution will initially focus on high-end custom installation retailers who have the experience and understanding to sell this unique product to consumers. As the customer base expands and consumer acceptance grows, the Company expects to expand retail distribution to higher volume channels, including regional and national consumer electronics chains and superstores, thereby increasing volume substantially. The Company employs independent sales firms nationwide for retail distribution of the DHT.

Tamarack Investment and Purchase of Shares by Manhattan Scientifics, Inc.

      In April, 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack"), a spin-off development stage company of the Microelectronics and Computer Technology Corporation, a research consortium of leading U.S. technology companies of which the Company is a member. Tamarack which was established to commercialize holographic storage technology for various uses such as for the personal computer workstation, commercial storage and the consumer electronics market. Pursuant to the April 1993 agreement, the Company acquired approximately 37% of Tamarack's issued and outstanding voting securities. In addition, since Tamarack did not achieve certain revenue benchmarks by the end of the first calendar quarter of 1995, the Company exercised its right in March, 1996 to purchase, for minimal consideration, additional shares of Tamarack's Common Stock such that upon effecting such purchase, the Company assumed ownership of approximately 53% of Tamarack's issued and outstanding voting securities.

      In May, 1994, the Company loaned Tamarack an additional $1,500,000 and in connection therewith also received warrants to purchase additional shares of Tamarack's common stock, the precise amount of which is dependent upon the timing and pricing of a future equity offering by Tamarack. From August through December of 1995, the Company advanced an aggregate of an additional $97,339 either directly to or for the benefit of Tamarack for general working capital purposes. Due to Tamarack's inability, to date, to commercialize its holographic storage technology and Tamarack's current lack of prospects, the Company has recorded a reserve against its entire investment in Tamarack, including the loan of $1,500,000. In November, 1996, the Company loaned Tamarack an additional $100,000 which has been reserved.

      In January 1998, Tamarack was acquired by Manhattan Scientific, Inc., "MSI") (formally Grand Enterprises, Ltd.) a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for 44 million shares of MSI. Simultaneously therewith, an additional 5 million shares of MSI were sold to the public, resulting in aggregate gross proceeds of $1 million to MSI. Further, in connection with the transaction, the Company's $1,500,000 loan plus accrued interest thereon was exchanged for 182,525 shares of convertible preferred stock of MSI. Each share of this convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. Subsequent to the closing of the transaction, MSI has agreed to issue an aggregate of 7.2 million shares to purchase patents in a portable fuel cell technology which MSI is planning to develop commercially.

Proprietary Rights

      Projectavision is the owner of seven (7) United States patents and nine
(9) foreign patents in a number of countries and has sixty (60) patent applications pending in numerous industrialized nations around the world. The Company has filed for further patent protection in the United States and in various foreign countries for improvements in its technologies. Specifically in 1995, the Company filed separate patent applications covering its thin screen system, collimation increasing means, light splitting means, input lens arrays on opposite sides of the image forming element, double input lens array, real illumination polarized screen and brightness enhancing technologies. Applications covering such technologies have also been filed in Canada, China (People's Republic), Europe (E.P.O.), India, Japan, Mexico, South Korea and Taiwan. Also in 1995, three additional "design" patent applications were filed in the United States covering Projectavision's rear screen technology systems. Rear screen technology utility applications were also filed in Canada, China (People's Republic), Europe (E.P.O.), India, Japan, Mexico, South Korea and Taiwan. Notwithstanding the Company's patent or pending patent applications, there can be no assurance that others have not developed such technologies without the Company's knowledge, or that such pending applications will be allowed or that others will not independently develop similar technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. Even though the Company has been issued patents, challenges may be instituted by third parties as to the validity, enforceability and infringement of the patents. In the event that if others are able to design around the Company's patents, the Company's business could be materially and adversely affected. In addition, in the event the Company's products are based upon the DLP developed by Texas Instruments, the Company will also be dependent to a certain extent on the efficacy of Texas Instruments' patents relative to the DLP, of which there can be no assurance. The Company has not conducted any independent analysis of the patents owned by Texas Instruments relating to the DLP.

      The cost of the litigation to uphold the validity and enforceability and prevent infringement of the Company's patents can be substantial. The Company's patent counsel, has conducted a study to determine whether the manufacture, use or sale in the United States of the projector would infringe patents of others. The study reviewed patents covering active matrix LCDs, optics and LCDs and various electronic and optical components used in conjunction with such combinations. Counsel has determined that the combination of features disclosed in the Company's patent application would not constitute literal infringement of the patents reviewed.

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

      The following Trademark applications have been filed:

TRADEMARK                                 COUNTRIES                   STATUS
---------                                 ---------                   ------

DHT and DIGITAL HOME        U.S.A., Europe, Japan, Korea,
   THEATER                  Taiwan, India, China, Canada Mexico,
                            Brazil, Chile, Peru and Argentina         Pending
COMPUTER THEATER            U.S.A                                     Pending
KANGAROO                    U.S.A.                                    Pending
CHT                         U.S.A., and Taiwan                        Pending
COMPUTER HOME THEATER       U.S.A., and Taiwan                        Pending

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

Competition

Projectavision's DHT is currently the only product that addresses simultaneously the front projection, rear projection television, and computer monitor markets. As a result, there are no direct competitors to the DHT. However, the Company faces competition from a variety of companies in each of the distinct markets targeted by the DHT. The following table summarizes the position of the Company vis-a-vis its competitors in the industry.

                                   Table 1
                         Competitive Product Platform

  ----------------------------------------------------------------------------
                  Rear        Rear         Front       Front        Front
               Projection  Projection   Projection   Projection  Projection
                 VIDEO     VIDEO/DATA      VIDEO        DATA     VIDEO/DATA
  ----------------------------------------------------------------------------
  Projectavision    X           X           X            X            X
  ----------------------------------------------------------------------------
   Vidikron                                 X            X            X
  ----------------------------------------------------------------------------
   Sony             X                       X            X            X
  ----------------------------------------------------------------------------
   RCA              X
  ----------------------------------------------------------------------------
   Zenith           X                       X
  ----------------------------------------------------------------------------
   Mitsubishi       X                                    X
  ----------------------------------------------------------------------------
   Sharp                                    X            X
  ----------------------------------------------------------------------------
   JVC              X                                    X
  ----------------------------------------------------------------------------
   Nview                                                 X
  ----------------------------------------------------------------------------
   InFocus                                               X
  ----------------------------------------------------------------------------
   Proxima                                               X
  ----------------------------------------------------------------------------
   Electrohome                                           X            X
  ----------------------------------------------------------------------------
   Runco                                    X                         X
  ----------------------------------------------------------------------------
   Davis            X           X
  ----------------------------------------------------------------------------
   Barco                                                 X            X
  ----------------------------------------------------------------------------
Source: Projectavision, Inc.

Front Projection

The front projection market is dominated by LCD-based products. Over the last few years, the number of LCD projector companies has risen dramatically. Many large electronics firms with LCD manufacturing experience and large consumer electronics and office products divisions decided that the LCD projector market offered attractive opportunities. Sharp Corporation was the leader in LCD projection, introducing LCD-based front projectors in 1989. Toshiba Corp. entered the U.S. market in 1996. In addition, companies such as Sony Corporation ("Sony"), Panasonic Broadcast and Television Systems Co. and Philips Consumer Electronic Company ("Philips") have revamped their small LCD projector product lines and sales efforts to become major players. The total number of companies offering LCD front projectors under their own brand name increased from 10 in 1992 to 34 in 1996.

                                   Table 2
                         LCD Front Projection Market
                            1996 U.S. Market Share
                            (Based on Unit Sales)

             Rank     Company                       Share
             ----     -----------------------       ---------
               1      Sharp Corporation             15% - 25%
               2      In Focus Systems              15% - 25%
               3      Proxima Corp.                 10% - 20%
               4      Epson America                 4% - 8%
               5      nView Corp.                   4% - 8%
               6      Sanyo Electric Co., Ltd.      4% - 8%
               7      NEC Corporation               4% - 8%
               8      Polaroid Corp.                4% - 8%
               9      Eiki International, Inc.      2% - 4%
              10      3M Visual Systems Division    2% - 4%
                      All others                    less than 2% each

          Source: Stanford Resources, Inc., Projection Displays, 1996.

Major suppliers of CRT-based front video projectors include Sony, Zenith Electronics Corporation, Runco International ("Runco") and Barco, Inc. ("Barco"). Sony, NEC and Barco are the leaders in the data category, and Vidikron, Electrohome, Ltd., Sony, Barco and NEC are strongly positioned in the high-resolution front CRT projector market.

Projection Television (Rear Projection)

CRT-based products dominate the rear projection television market. Chip-based systems, like Projectavision's DHT, were introduced in 1997.

                                   Table 3
                      Rear Projection Television Market
                            1996 U.S. Market Share
                            (Based on Unit Sales)

                      Rank      Brand Name          Share
                      ----      --------------      -----
                        1       RCA-Pro Scan          14%
                        2       Mitsubishi            13%
                        3       Magnavox              11%
                        4       Hitachi               11%
                        5       Sony                  10%
                        6       Pioneer               10%
                        7       Zenith                 8%
                        8       Toshiba                6%
                        9       Sears LXI              3%
                       10       GE                     2%
                                All others            12%

          Source: Stanford Resources, Inc., Projection Displays, 1996.

DMD/DLP Licensees

      A number of companies, in addition to Projectavision, have licensed Texas Instruments' DLP technology. Projection companies marketing DLP-based desktop projectors include nView Corp., In Focus Systems, Inc., Proxima Corp., ASK AS, Davis A/S and Liesegang. Companies addressing the home theater market include Runco and Vidikron Industries, however, only Projectavision currently has a chip-based rear projection television on the market. Digital Projection Ltd. (a Rank Brimar division), Electrohome Ltd. and Sony have all introduced high-brightness models and a number of other companies, including Philips, are evaluating the technology for a variety of products.

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

      The Company has obtained a UL listing for the Digital Home Theater Projector.

      The Company is unable to predict the extent of any governmental regulation which might arise from future United States or foreign legislative or administrative action.

Personnel

      As of March 15, 1998, the Company employed fourteen (14) persons, all of whom provide management and administrative services on a full-time basis. The Company also has consulting arrangements with a number of engineers who assist the Company in research and development. The Company also employs its Chief Financial Officer pursuant to a consulting agreement. See "Employment Agreements."

      The Company believes that its employee relations are satisfactory, notwithstanding a charge of discrimination that was filed against the Company and settled and which was related solely to the actions of Mr. Dolgoff. See Item 3, "Legal Proceedings."

Item 2. PROPERTIES

      The Company presently leases approximately 12,000 square feet of office space for executive and research facilities at Two Penn Plaza, Suite 640, New York, NY 10121. These facilities were originally subleased from an unaffiliated party at a rate of approximately $17,000 per month. The sublease expired on January 30, 1996, at which time, the Company entered into a direct lease with the landlord for the same premises until December 31, 1998 at a rent of approximately $23,500 per month.

Item 3. LEGAL PROCEEDINGS

      In June of 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 these motions were granted, and the class action suit was dismissed with prejudice by the U.S. District Court in New York. Plaintiffs have filed a notice of appeal with the Second Circuit Appellate Court, and the appeal is in the midst of the briefing process..

      In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by Eugene Dolgoff, a founder and former officer of the Company. The complaint alleges, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff is seeking damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1996, the New York State Supreme Court issued an order and opinion which disqualified the Company's litigation counsel, Anderson Kill, & Olick, P.C. ("Anderson, Kill") on the basis that Anderson, Kill had a conflict of interest vis-a-vis Mr. Dolgoff, substantially denied the Company's motion to dismiss Mr. Dolgoff's entire complaint, and denied Mr. Dolgoff's motion to have a receiver appointed.

The Company appealed the New York Supreme Court's decision regarding the disqualification of Anderson, Kill and the denial of its motion to dismiss Mr. Dolgoff's complaint. Mr. Dolgoff appealed the New York Supreme Court's denial of his motion to have a receiver appointed. In January of 1997, the Supreme Court of the State of New York Appellate Division First Department, affirmed the lower court's disqualification of Anderson, Kill and the lower court's motion to dismiss and ordered that a receiver be appointed to protect whatever interest, if any, the former officer and employee of the Company may ultimately be able to prove that he has in any inventions Mr. Dolgoff assigned to the Company. The Supreme Court subsequently issued a decision restricting the scope of the receivership sought by Mr. Dolgoff. However, the receivership order has not as yet been entered. At this time, neither the Appellate Court, nor any other court, has determined that Mr. Dolgoff has any proof to support his claims; the Appellate Court has merely reaffirmed the lower court's decision that, at this preliminary stage of the litigation, Mr. Dolgoff's complaint has satisfied procedural pleading requirements. As a consequence of new facts having come to the attention of the Company, the Company has amended its pleadings and filed counterclaims against Mr. Dolgoff, his affiliated companies, Breakthrough Enterprises, Inc. and Floating Images, Inc. for, among other things, fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations, in connection with which the Company is seeking injunctive relief and a constructive trust, in addition to monetary damages in excess of $ 100 million.

In 1996, a suit was filed by a individual investor against the Company and Marvin Maslow, Chairman of the Board of Directors, alleging fraudulent inducement in connection with the plaintiff's purchase of the Company's securities. In March 1997 the case was dismissed by the U.S. District Court in Florida on jurisdictional grounds.

In the remaining action outstanding with Mr. Dolgoff, the Company's management, based upon discussions with counsel, believe that they have meritorious defenses to Mr. Dolgoff's claims. The Company's management believes that the outcome of these matters will not have a material adverse effect on its financial position or results of operations.

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

      The Common Stock and Series B Preferred Stock of the Company are quoted on the NASDAQ Small Cap Market. There is no public trading market for the Company's Redeemable Warrants (which were delisted from the Nasdaq Small Cap Market in December 1997), the Series A Preferred Stock (of which there is only one (1) holder), the Series D Preferred Stock (of which there are only two (2) holders), the Series E Preferred Stock (of which there is only one holder), or the Series F Preferred Stock that was issued in February 1998 (of which there is only one holder). The high and low bid quotations for the Common Stock, Redeemable Warrants and Series B Preferred Stock for each full quarterly period for the fiscal years ending December 31, 1996 and December 31, 1997 and for the Common Stock and Series B Preferred Stock for the first quarter of 1998 through March 24, 1998 are listed below:

                          COMMON STOCK          WARRANTS        PREFERRED STOCK
1996 Calendar Quarter   Quoted Bid Price    Quoted Bid Price    Quoted Bid Price
---------------------   ----------------    ----------------    ----------------
                        High        Low     High        Low     High        Low

First Quarter           4.56        4.00    5.25        5.00    6.00        5.00
Second Quarter          3.56        2.19    4.00        3.25    4.00        3.00
Third Quarter           4.00        2.81    6.13        4.25    4.50        4.00
Fourth Quarter          3.69        2.56    6.50        5.50    3.50        2.75

                          COMMON STOCK          WARRANTS        PREFERRED STOCK
1997 Calendar Quarter   Quoted Bid Price    Quoted Bid Price    Quoted Bid Price
---------------------   ----------------    ----------------    ----------------
                        High        Low     High        Low     High        Low

First Quarter           3.47        2.00    5.50        2.00    3.75        2.25
Second Quarter          2.68        1.63    6.50        3.00    3.00        2.00
Third Quarter           2.19        1.50    6.50        3.00    2.75        2.00
Fourth Quarter          2.06         .75    6.50        3.00    2.00        1.06

                               COMMON STOCK                   PREFERRED STOCK
1998 Calendar Quarter        Quoted Bid Price                 Quoted Bid Price
---------------------        ----------------                 ----------------
                             High        Low                  High        Low

First Quarter (through
March 24, 1998)              1.50       0.625                 1.50       0.938

            On March 24, 1998 the closing bid and asked prices of Common Stock as reported on the NASDAQ system were $ 1.06 and $1.03 per share, respectively. On December 3, 1997, the closing bid and asked prices of Warrants as reported on the NASDAQ system were $3.00 and $3.00 per Warrant, respectively. The warrants have since been delisted. On March 6, 1998, the last day prices were quoted for the Series B Preferred Stock, the closing bid and asked prices of Series B Preferred Stock on the NASDAQ system were $0.94 and $0.94, respectively.

            On March 24, 1998 there were 411 holders of record of Common Stock and 21,279,935 shares of Common Stock issued and outstanding, and there were 6 holders of record of Series B Preferred Stock and 351,258 shares of Series B Preferred Stock issued and outstanding.

            No cash dividends have been paid by the Company and management does not anticipate paying cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

      The selected financial information set forth below is derived from the financial statements and notes thereto. The financial statements as of December 31, 1996 and December 31, 1997 and for the three years in the period ended December 31, 1997 are included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements of Operations Data

                                                               For the Years Ended December 31,
                                         ------------------------------------------------------------------------
                                             1993           1994           1995           1996           1997
                                             ----           ----           ----           ----           ----
Revenues                                 $    105,000   $        -0-   $    200,000   $    150,000   $  1,017,645
Research and Development                 $    276,215   $    827,660   $    608,651   $  2,389,329   $  1,240,578
Net Loss                                 $ (2,730,242)  $ (5,632,283)  $ (6,471,638)  $(10,880,893)  $ (8,289,920)
Basic and Diluted Net Loss per Share
   Attributable to Common Shareholders   $       (.26)  $       (.47)  $       (.51)  $       (.99)  $       (.64)
Average Number of Common Shares
   Outstanding                             10,449,499     11,895,648    12,606, 678     13,586,705     17,968,876


Balance Sheet Data
                                                                         December 31,
                                         ------------------------------------------------------------------------
                                             1993           1994           1995           1996           1997
                                             ----           ----           ----           ----           ----
Working capital                          $  5,181,003   $  6,659,132   $  3,341,425   $  3,421,387   $  1,016,223
Total assets                             $  8,300,501   $  9,850,523   $  4,168,415   $ 10,132,488   $ 10,412,357
Total liabilities                        $    390,580   $    236,473   $    485,710   $  3,690,443   $  4,725,394
Accumulated deficit                      $ (8,216.949)  $(14,015,013)  $(20,641,044)  $(34,157,268)  $(45,604,454)
Stockholders' equity                     $  7,909,921   $  9,614,050   $  3,682,705   $  6,442,045   $  5,686,963


Computation of Per Share Loss
                                                               For the Years Ended December 31,
                                         ------------------------------------------------------------------------
                                             1993           1994           1995           1996           1997
                                             ----           ----           ----           ----           ----
Average Number of Common Shares
   Outstanding                             10,449,499     11,895,648     12,606,678     13,586,705     17,968,876
Net Loss                                 $ (2,730,242)  $ (5,632,283)  $ (6,471,638)  $(10,880,893)  $ (8,289,920)
Dividends on Preferred Stock                       --             --             --     (2,635,331)    (3,157,266)
Basic and Diluted Net Loss per Share
   Attributable to Common Shareholders   $       (.26)  $       (.47)  $       (.51)  $       (.99)  $       (.64)
                                         -------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto in Item 14 hereof.

Liquidity and Capital Resources

      As of December 31, 1997, the Company had working capital of $ 1,016,223. To date, the Company has funded its operations primarily from sales of capital stock and the issuance of debt securities. In January 1997, the Company completed a private placement of preferred stock of $3.5 million, in July 1997 the Company completed a second private placement of preferred stock of $ 1.0 million, and in December 1997 the Company completed two more private placements of preferred stock totaling $ 2.25 million. In addition, the sale of government securities was used to fund working capital and to purchase production tooling for the Digital Home Theater. As of December 31, 1997, the Company had cash and cash equivalents of $1,331,925.

      In February, 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon an annual interest rate of 8%. The debt matures in three (3) years, at which time any convertible debt then outstanding is to be repaid by the Company in cash or common stock, at the sole option of the Company. The Company used the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theatre.

      In June, 1996, the Company completed a private placement of 7,500 shares of a newly created Series C Convertible Preferred stock for $ 7.5 million which resulted in net proceeds to the Company of $7 million after paying investment banking fees. The proceeds of this private placement were used primarily to retire unconverted portions of the convertible debt which the Company issued in February of 1996. There currently remains $0.6 million of convertible debt as of March 15, 1998

      As of December 31, 1997, the Company had available for Federal income tax purposes net operating and capital loss carryforwards of approximately $29,500,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

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

      January 1, 1996 to December 31, 1996

      The Company had revenues of $150,000 for the twelve month period ended December 31, 1996, all of which was from licensing agreements. During this period, the Company incurred cash expenses of $6,940,812. The Company also incurred non-cash expenses of $ 3,868,016 during the period relating to the issuance of warrants and options as compensation for services rendered to the Company and for the early retirement of debt. The Company also recorded $2,635,331 in dividends on the Series C Convertible Preferred Stock in connection with recognizing the discount on the conversion feature.

      January 1, 1997 to December 31, 1997

      The Company had revenues of $1,017,645 for the twelve month period ended December 31, 1997, all of which was from the sale of the Digital Home Theater. Cost of goods sold of $ 990,044 was adversely affected by the high cost of the Texas Instruments light engine as well as by expedited transportation costs. Gross profit was $ 27,601.

During this period, the Company incurred cash expenses of $7,375,155. With respect to changes in the full year 1997 versus the amounts recorded in the full year of 1996, the increase in general and administrative expense is due to increased participation in trade shows and to higher advertising and travel expense. Higher legal fees are due to the on-going litigation with a former officer of the Company. The Company also incurred non-cash expenses of $ 1,110,221 during the period for depreciation, for the issuance of warrants and options in connection with the sale of preferred stock, for the issuance of common stock for compensation for services rendered to the Company, and for accrued bonuses.

The Company also recorded $3,157,266 in dividends on the Series C, D, and E Convertible Preferred Stock in connection with recognizing the discount on the conversion feature, for warrants issued in connection with the issuance of Series D and E Convertible Preferred Stock, and for Series B Preferred Stock Dividends.

Year 2000 Issue

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's programs with date-sensitive functions are not Year-2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company intends to complete its assessment of its Year 2000 issues in the near future, but it believes at present that it has no Year 2000 issues material to its business, operations or financial condition.

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

                                                                         Term
Name                  Age               Position                        Expires
----                  ---               --------                        -------

Marvin Maslow         60          Chairman of the Board                  1999
                                  of Directors

Martin Holleran       55          President, Chief Executive
                                  Officer and Director                   2000

Martin D. Fife        70          Director                               2000

Craig I. Fields       51          Director                               1998

Richard S. Hickok     72          Director                               1999

Arthur L. Lipper      66          Director                               1998

Jules Zimmerman       63          Chief Financial Officer,               1999
                                  Secretary and Director

Sherman Langer        51          Director                               1999

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

      Arthur Lipper III, is an experienced, independent investment banker and corporate advisor, and has served as a Director of the Company since March, 1996. He has a particular interest in assisting early stage, growing enterprises. He is also an established author and lecturer on subjects relating to investing in and financing businesses. His most recent book is entitled The Guide for Venture Investing Angels - Financing and Investing in Private Companies. He is also a strong advocate of independent members of boards of directors taking an active role in representing the interests of the owners of the companies in the management of the business. He has been a member of the New York Stock Exchange and many other stock and commodity exchanges. Mr. Lipper has been an advisor to the Company and has served on tits Business and Technical Advisory Committee since 1993.

      Jules Zimmerman has served as a Director since January 1993, as Secretary of the Company since February 1994 and as the Chief Financial Officer of the Company since 1990. Mr. Zimmerman served as an officer, director and stockholder of Hickok Associates, Inc., a company that provides financial consulting services ("Hickok Associates"). He was employed by Avon Products Inc. for 12 years and served as Avon's Senior Vice President and Chief Financial Officer from 1984 to 1988. From 1992 through 1995, Mr. Zimmerman was a member of the Board of Directors of Winners All International, as well as its predecessor-in-interest, National Child Care Company. He is a Director of the GP Financial and was the President of the New York Chapter of the National Association of Corporate Directors from September 1990 through December 1992.

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

Broad Classification and Committees and Advisory Board

      The Company adopted a classified Board of Directors in February, 1990. The Board of Directors presently consists of eight members divided into three classes. The Company currently has three (3) Directors whose term expires in 1999, three (3) Directors whose term expires in 2000 and two (2) Directors whose term expires in 1998. Having a classified Board of Directors may be viewed as inhibiting a change in control of the Company and having possible anti-takeover effects. Officers of the Company serve at the discretion of the Board of Directors.

      The Company has an Audit Committee, a Compensation Committee and an Executive Committee. The Audit Committee reviews the engagement of the independent accountants, reviews and approves the scope of the annual audit undertaken by the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The Audit Committee is presently comprised of Richard S. Hickok, Jules Zimmerman and Martin D. Fife. The Audit Committee held one (1) meeting during 1997. The Compensation Committee reviews compensation issues relating to executive management and makes recommendations with respect thereto to the Board of Directors. The Compensation Committee is presently comprised of Jules Zimmerman, Richard Hickok, Martin Fife and Craig Fields. The Compensation Committee held one (1) meeting in 1997. The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. However, the Executive Committee may not take any action unless a meeting of the Board of Directors cannot be convened within three days after notice thereof. The current members of the Executive Committee are Martin
D. Fife, Martin Holleran and Marvin Maslow. The Executive Committee had one (1) meeting in 1997. The Company formed a Special Executive Committee in 1995 to deal with all matters relative to certain litigations in which the Company is a defendant. The Special Executive Committee is not empowered to make any decisions on behalf of the Board of Directors. The Special Executive Committee is comprised of Marvin Maslow, Martin Holleran, Martin Fife, Jules Zimmerman, Richard Hickok and Craig Fields. The Special Executive Committee held no meeting in 1997. The Board also held four (4) regular and six (6) special meetings in 1997.

      Except for Mssrs. Fields and Lipper, each member of the Board of Directors who is not an officer or employee of the Company receives $8,000 per year, plus $1,000 for each Board of Directors or committee meetings attended for serving as Director. In 1997, Dr. Craigs Fields received an aggregate of $ 24,000 from the Company, and Mr. Arther Lipper, and his affiliated entities, received an aggregate of $ 48,000 from the Company. These sums include payments to Msssrs. Fields and Lipper by the Company for various consulting services provided by each of them to the Company in 1997, which services were in addition to their duties as an outside director. The Company reimburses its Directors for out-of-pocket expenses incurred in connection with meetings of the Board of Directors or committee meetings attended. There are no family relationships among any Directors or officers.

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

Executive Compensation

      The following table sets forth the cash compensation paid by the Company to executive officers of the Company for the year ended December 31, 1997 whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                         ------------------------------------------------------
                                           Annual Compensation                                            Awards      Payouts
                             --------------------------------------------------------------------------------------------------
                              (b)      (c)         (d)           (e)          (f)          (g)             (h)          (i)
                                                                Other                                                   All
                                                               Annual      Restricted                                  Other
                                                               Compen-       Stock                         LTIP        Compen-
Name and                                                       Sation        Awards      Options/         Payouts      Sation
Principal Position           Year   Salary($)    Bonus($)         $            $          SARs(#)            $            $
------------------           ----   ---------    --------      ------      ----------    -------          -------      ------
Marvin Maslow,(1)            1997    $150,000    $  -0-        $  -0-       $  -0-            -0-         $  -0-     $     -0-
   Chairman of the Board     1996    $150,000    $  -0-        $  -0-       $  -0-     1,000,000(1)       $  -0-     $100,000(2)
   Of Directors              1995    $150,000    $  -0-        $  -0-       $  -0-                        $  -0-     $     -0-


Martin Holleran,             1997    $220,000    $  -0-        $  -0-       $  -0-            -0-         $  -0-     $     -0-
   President, Chief          1996    $180,000    $  -0-        $  -0-       $  -0-     1,000,000(4)       $  -0-     $100,000(5)
   Executive Officer         1995    $180,000    $  -0-        $  -0-       $  -0-        50,000(3)       $  -0-     $     -0-
   And Director

Sherman Langer               1997    $165,000    $  -0-        $  -0-       $  -0-             -0-        $  -0-     $     -0-
   Senior Vice President     1996    $130,000    $  -0-        $  -0-       $  -0-        100,000         $  -0-     $     -0-
   Of Marketing and
   Sales and Director

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                   (a)            (b)            (c)                (d)                       (e)
                                                                                           Value of
                                                                                          Unexercised
                                                                 Number of               In-the-Money
                                                                Options/SARs             Options/SARs
                                                                 At Fiscal                 At Fiscal
                                                                Year End (#)             Year End (#)
                                 Shares
Name and                      Acquired on       Value           Exercisable               Exercisable
Principal Position            Exercise (#)   Realized ($)       Unexecisable             Unexecisable
------------------            ------------   ------------       ------------             ------------
Marvin Maslow                     -0-            N/A        1,375,000 Exercisable                0/0
   Chief Executive Officer,
   Chairman of the Board
   Of Directors

Martin Holleran,                  -0-            N/A        1,250,000 Exercisable                0/0
   President and Chief
   Operating Officer

Martin Fife,                      -0-            N/A          150,000 Exercisable                0/0
   Vice Chairman of the
   Board of Directors

Jules Zimmerman,                  -0-            N/A          120,000 Exercisable                0/0
   Chief Financial Officer
   And Director

Sherman Langer                    -0-            N/A          152,000 Exercisable                0/0
   Senior Vice President
   Of Marketing and
   Sales and Director

Craig Fields,                     -0-            N/A          150,000 Exercisable                0/0
   Director

Richard Hickok,                   -0-            N/A          100,000 Exercisable                0/0
   Director

Arthur Lipper III                 -0-            N/A          100,000 Exercisable                0/0
   Director

Executive Employment Agreements

      The Company entered into an employment agreement in July 1990 with Marvin Maslow to serve as Chief Executive Officer of the Company. Mr. Maslow's employment agreement, which was to initially expire in July, 1995, was automatically extended in January 1995 by its terms for an additional 30 months. That employment agreement was terminated and replaced with a new executive employment agreement effective March 1, 1997 The term of Mr. Maslow's new employment agreement is six (6) years with a two-year extension, and it contains change in control provisions.

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

      The Company has entered into an Indemnification Agreement with all of its Directors and officers. In addition, upon Dr. Fields' forming the Company's Board of Directors, the Company also agreed to indemnify Dr. Fields with respect to the aforementioned litigation relating to Tamarack during the period prior to Dr. Fields' joining the Company's Board of Directors. The Company has obtained officers' and directors' liability insurance which provides a maximum of $4,000,000 of coverage, subject to a $100,000 deductible payable by the Company except under certain circumstances for securities related matters in which case the deductible is $200,000. Any payments made by the Company under an Indemnification Agreement which are not covered by the insurance policy may have an adverse impact on the Company's earnings.

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

      As of December 31, 1997, an aggregate of 4,302,833 options have been granted under the Non-Qualified Option Plan. Through December 31, 1997, 230,000 non-qualified options have been exercised.

Performance Graph

  [The following table was depicted as a line graph in the printed material.]


--------------------------------------------------------------------------------

   12/31/92    12/31/93   12/30/94    12/29/95    12/31/96    12/31/97
   --------    --------   --------    --------    --------    --------
    100.0       208.0        81.5        89.8        48.5        18.3
    100.0       114.8       112.2       158.7       195.2       239.6
    100.0       163.0       184.9       286.9       318.1       340.4

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading, the previous trading day is used.

D.    The index level for all series was set to $100.00 on 12/31/92.

--------------------------------------------------------------------------------

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 24, 1997, known to the Company regarding beneficial ownership of the Company's Common Stock by: (i) any holder of more than five percent of the outstanding shares;
(ii) the Company's directors; and (iii) the directors and officers of the Company as a group:

                                               Shares             Percentage          Shares           Percentage
                                                 of                 (%) of              of               (%) of
                                               Common                Total          Preferred            Total
                                                Stock               Common            Stock            Preferred
Name                                         Owned(1)(2)           Stock(3)           Owned              Stock
----                                         -----------           --------         ---------          ---------
Martin D. Fife (4)                              211,668              1.0%               -0-               -0-
   405 Lexington Avenue
   New York, NY 10174

Richard S. Hickok (5)                           105,000               .5%               -0-               -0-
   11 Deep Pond Circle
   South Orlenas, MA 02662

Marvin Maslow (6)                             1,403,073              6.6%            25,000               7.1%
   Projectavision, Inc.
   Two Penn Plaza
   Suite 640
   New York, NY 10121

Jules Zimmerman (7)                             120,000               .6%               -0-               -0-
   20 West 64th Street
   New York, NY 10023

Martin Holleran (8)                           1,300,000              6.1%               -0-               -0-
   Projectavision, Inc. %
   Two Penn Plaza
   Suite 640
   New York, NY 10121

Dr. Craig I. Fields (9)                         150,000               .7%               -0-               -0-
   1101 30th Street, N.W
   Suite 500
   Washington, D.C. 20007

Sherman Langer (10)                             152,000               .7%               -0-               -0-
   Projectavision, Inc.
   Two Penn Plaza
   Suite 640
   New York, NY 10121

Arthur Lipper, III                                  -0-              -0-                 -0-               -0-
   14911 Carninito Ledera
   Del Mar, CA 92014

All Directors, Nominees and Officers Group
   (consisting of 7 persons) (4)(5)(6)(7)
   (8)(9)(10)                                 3,441,741             16.2%             25,000               7.1%

(1) Except as otherwise indicated, all shares of Common Stock are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Gives effect to the reverse stock split of one-for-11.3467611 shares of Common Stock in February, 1990, two-for-three shares of Common Stock in July, 1990, and two-for-one stock split in March, 1992.

(3) In accordance with Rule 13d-3(d), includes in addition to 21,279,935 shares of the Company's Common Stock outstanding, all of the shares of Common Stock issuable upon the issuance of options held by officers and directors within sixty (60) days.

(4) Includes 150,000 non-qualified options granted to and beneficially owned by Mr. Fife to acquire 150,000 shares of Common Stock. Does not include 100 shares of non-voting Series A Preferred Stock issued to Mr. Fife.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Through July 31, 1995 the Company made advances of approximately $300,000 to another entity, whose president is the brother of Martin Holleran, the Company's President and Chief Operating Officer, in contemplation of making an investment in such other entity. The Company ultimately did not make such an investment and the advance was fully reserved for on the Company's financial statements as of December 31, 1995. In November, 1996, $109,166 of the advance was repaid to the Company as a final settlement of amounts advanced.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     Financial Statements

      The following financial statements of the Company are incorporated herein by reference to Part II, Item 8:

Independent Auditors' Report                                             F - 1

Balance Sheets at December 31, 1996 and 1997                             F - 2

Statements of Operations for the Years Ended December 31, 1995,
  1996, and 1997                                                         F - 3

Statements of Stockholders' Equity for the Years Ended
  December 31, 1995, 1996, and 1997                                      F - 4

Statements of Cash Flows for the Years Ended December 31,
  1995, 1996, and 1997                                                   F - 5


Notes to Financial Statements                                            F - 6
----------

(a) (2) Financial Statement Schedules

      All schedules are omitted because they are not applicable or the information required is included in the financial statements and notes thereto.

(a) (3) Exhibits

      The following is a list of exhibits filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Exhibit No.

3.2.1  Amended Certificate of Designation for Series D Cumulative Preferred
       Stock

3.2.1  Certificate of Designation for Series E Preferred Stock

10.52 Acquisition Agreement and Related Agreements with Vidikron Industries, S.p.A.

27     Financial Data Schedule

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Projectavision, Inc.:

We have audited the accompanying balance sheets of Projectavision, Inc. (the "Company") as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Projectavision, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
--------------------------------
New York, New York
March 18, 1998

PROJECTAVISION, INC
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  December 31,     December 31,
                                                                                     1996             1997
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  1,060,283    $  1,331,925
    Accounts receivable - net of Allowance of $ 11,540                                      --         377,608
    Inventory                                                                               --       1,857,604
    Investments                                                                      3,437,386              --
    Other current assets                                                               851,198       1,001,629
                                                                                  ------------    ------------
       Total Current Assets                                                          5,348,867       4,568,766

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                   68,422         127,128
    Tooling                                                                          4,208,005       5,907,288
    Computers and software                                                             226,019         259,048
    Assets under capital leases                                                             --          47,989
    Leasehold improvements                                                             185,030         185,030
                                                                                  ------------    ------------
                                                                                     4,687,476       6,526,483
    Less:  Accumulated depreciation and amortization                                   242,896         851,250
                                                                                  ------------    ------------
       Property and equipment, net                                                   4,444,580       5,675,233

OTHER ASSETS                                                                           339,041         168,358
                                                                                  ------------    ------------
       TOTAL ASSETS                                                               $ 10,132,488    $ 10,412,357
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $  1,718,004    $  2,466,676
    Accrued liabilities                                                                209,476       1,070,638
    Current portion of capital lease obligations                                            --          15,229
                                                                                  ------------    ------------
       Total Current Liabilities                                                     1,927,480       3,552,543
                                                                                  ------------    ------------
LONG-TERM LIABILITIES
    Long-term portion of capital lease obligations                                          --          22,851
    Other Long-Term Liabilities                                                             --         250,000
    Convertible Debt                                                                 1,762,963         900,000
                                                                                  ------------    ------------
    Total Long-term Liabilities                                                      1,762,963       1,172,851
                                                                                  ------------    ------------
TOTAL LIABILITIES                                                                    3,690,443       4,725,394


COMMITMENTS AND CONTINGENCIES                                                               --              --

STOCKHOLDERS' EQUITY
    Preferred stocks
      Series A Preferred Stock, $.01 par value
         100 shares authorized, 100 shares issued
         ($100,000 liquidation preference)                                                  --              --
      Series B Preferred Stock,  $.01 par value
         434,667 shares authorized, 385,982 and 351,258 shares
         outstanding as of December 31, 1996 and 1997, respectively
         ($ 1,756,290 liquidation preference)                                            3,859           3,512
      Series C Preferred Stock, $.001 par value
         7,500 shares authorized; 7,500 shares issued; 7,500 shares and no shares outstanding as of December 31, 1996 and 1997, respectively ($100,000
         liquidation preference)                                                             8              --
      Series D Preferred Stock, $100 par value 60,000 shares authorized; 51,000 shares issued;
         ($5,100,000 liquidation preference)                                                --       5,100,000
      Series E Preferred Stock, $1,000 par value 1,650 shares authorized; 1,650 shares issued;
         ($1,650,000 liquidation preference)                                                --       1,650,000
    Common stock $.0001 par value - 50,000,000 shares
      authorized; 14,229,401 and 19,988,997 issued and
      outstanding in 1996 and 1997 respectively                                          1,423           1,999
    Additional paid-in capital                                                      40,594,023      44,535,906
    Accumulated Deficit                                                            (34,157,268)    (45,604,454)
                                                                                  ------------    ------------
       Total Stockholders' Equity                                                    6,442,045       5,686,963
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,132,488    $ 10,412,357
                                                                                  ============    ============

See notes to financial statements

ROJECTAVISION, INC
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Years Ended December 31,
                                                         --------------------------------------------
                                                             1995            1996           1997
REVENUE                                                  $    200,000    $    150,000    $  1,017,645
                                                         ------------    ------------    ------------
COST OF SALES                                                      --              --         990,044
                                                         ------------    ------------    ------------
GROSS PROFIT                                                  200,000         150,000          27,601

OPERATING EXPENSES
     General and administrative                             1,562,746       2,179,132       3,230,742
     Salaries                                                 778,279       1,266,287       1,518,695
     Legal fees                                             1,001,737       1,017,909       1,347,146
     Depreciation                                              73,739          91,284         608,355
     Research and development                                 608,651       2,389,329       1,240,578
     Patent and license expense                               243,229         362,967         283,030
                                                         ------------    ------------    ------------
Total Operating Expenses                                    4,268,381       7,306,908       8,228,546
                                                         ------------    ------------    ------------
LOSS FROM OPERATIONS                                       (4,068,381)     (7,156,908)     (8,200,945)
                                                         ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     (Provision for)/recovery of
              allowances on advances                         (125,017)        109,166              --
     Interest income                                          362,107         458,979         167,855
     Interest expense - 8% Debentures                                        (352,049)       (117,524)
     Interest expense - Amortization of debt expense               --      (3,868,016)        (39,306)
                                                         ------------    ------------    ------------
Other income/(expense) - Net                                  237,090      (3,651,920)         11,025
                                                         ------------    ------------    ------------
Loss before Equity in Loss of
   Unconsolidated Affiliate                                (3,831,291)    (10,808,828)     (8,189,920)

Equity in Loss of Unconsolidated Affiliate                 (2,640,347)        (72,065)       (100,000)
                                                         ------------    ------------    ------------
Net Loss                                                   (6,471,638)    (10,880,893)     (8,289,920)

Dividends on Preferred Stock                                       --      (2,635,331)     (3,157,266)
                                                         ------------    ------------    ------------
Net Loss Attributable to Common Shareholders             $ (6,471,638)   $(13,516,224)   $(11,447,186)
                                                         ============    ============    ============
Basic and Diluted Net Loss
  per Share Attributable to Common Shareholders          $       (.52)   $       (.99)   $       (.64)
                                                         ============    ============    ============
AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             12,390,962      13,586,705      17,968,876
                                                         ============    ============    ============

See Notes to Financial Statements

PROJECTAVISION, INC

STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                          SERIES A           SERIES B         SERIES C
                                                                        PREFERRED STOCK  PREFERRED STOCK  PREFERRED STOCK
                                                                        SHARES   AMOUNT  SHARES   AMOUNT  SHARES   AMOUNT
BALANCE, DECEMBER 31, 1994                                                 100    $ 0    410,144  $4,101       0      $ 0
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK                                                                  (24,162)   (242)
ISSUANCE OF COMMON STOCK
    FOR PROFESSIONAL SERVICES.
NET LOSS
                                                                       -------     --    -------  ------   -----       --
BALANCE, DECEMBER 31, 1995                                                 100      0    385,982   3,859       0        0

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK                                                                       7,500        8
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES
NET LOSS
                                                                       -------     --    -------  ------   -----       --
BALANCE,  DECEMBER 31, 1996                                                100      0    385,982   3,859   7,500       $8

CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                                              (34,724)   (347)
SERIES C PREFERRED STOCK CONVERSION                                                                       (7,500)      (8)
ISSUANCE OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES E PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF 8% DEBENTURES INTO
   COMMON STOCK
NET LOSS
                                                                       -------     --    -------  ------   -----       --
BALANCE,  DECEMBER 31, 1997                                                100     $0    351,258  $3,512       0       $0
                                                                       =======     ==    =======  ======   =====       ==



                                                                        SERIES D              SERIES E
                                                                    PREFERRED STOCK       PREFERRED STOCK      COMMON STOCK
                                                                    SHARES    AMOUNT      SHARES    AMOUNT   SHARES    AMOUNT
BALANCE, DECEMBER 31, 1994                                               0          $0       0          $0  12,228,803  $1,223
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                                                               52,795       6
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK                                                                                         24,162       2
ISSUANCE OF COMMON STOCK
    FOR PROFESSIONAL SERVICES.                                                                                  83,030       8
NET LOSS
                                                                    ------  ----------   -----  ----------  ----------  ------
BALANCE, DECEMBER 31, 1995                                               0           0       0           0  12,388,790   1,239

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                                                               37,666       4
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                                                                             1,772,945     177
ISSUANCE OF SERIES C PREFERRED STOCK
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS                                                                                       30,000       3
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES
NET LOSS
                                                                    ------  ----------   -----  ----------  ----------  ------
BALANCE,  DECEMBER 31, 1996                                              0           0       0           0  14,229,401   1,423

CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                                                                     34,724       3
SERIES C PREFERRED STOCK CONVERSION                                                                          4,881,656     489
ISSUANCE OF SERIES D PREFERRED STOCK                                51,000   5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                                     1,650   1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS                                                                      66,740       6
ISSUANCE OF COMMON STOCK FOR SERVICES                                                                           50,000       5
CONVERSION OF 8% DEBENTURES INTO
   COMMON STOCK                                                                                                726,476      73
NET LOSS
                                                                    ------  ----------   -----  ----------  ----------  ------
BALANCE,  DECEMBER 31, 1997                                         51,000  $5,100,000   1,650  $1,650,000  19,988,997  $1,999
                                                                    ======  ==========   =====  ==========  ==========  ======



                                                                    ADDITIONAL
                                                                     PAID IN      ACCUMULATED
                                                                     CAPITAL        DEFICIT          TOTAL
BALANCE, DECEMBER 31, 1994                                         $23,623,739  $(14,015,013)   $ 9,614,050
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                      154,388      (154,393)            0
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK                                                    240                           0
ISSUANCE OF COMMON STOCK
    FOR PROFESSIONAL SERVICES.                                         540,284                      540,292
NET LOSS                                                                          (6,471,638)    (6,471,638)
                                                                   -----------    -----------    ----------
BALANCE, DECEMBER 31, 1995                                          24,318,651   (20,641,044)     3,682,705

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                                      154,389      (154,393)             0
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                                     3,020,298                    3,020,475
ISSUANCE OF SERIES C PREFERRED STOCK                                 7,499,992                    7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                (500,000)                    (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                           (123,750)      (123,750)
EXERCISE OF STOCK OPTIONS                                               24,372                       24,375
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                            3,333,333                    3,333,333
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK      2,357,188     (2,357,188)            0
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES                          385,800                      385,800
NET LOSS                                                                          (10,880,893)  (10,880,893)
                                                                   -----------    -----------    ----------
BALANCE,  DECEMBER 31, 1996                                         40,594,023    (34,157,268)    6,442,045

CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                                344                            0
SERIES C PREFERRED STOCK CONVERSION                                       (481)                           0
ISSUANCE OF SERIES D PREFERRED STOCK                                                              5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                                              1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK        478,248       (478,248)            0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK      1,700,000     (1,700,000)            0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK        550,000       (550,000)            0
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS                232,620       (232,620)            0
FINANCING COST FOR SERIES D PREFERRED STOCK                            (75,000)                     (75,000)
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS                 48,900        (48,900)            0
ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS                             147,492       (147,498)            0
ISSUANCE OF COMMON STOCK FOR SERVICES                                   96,870                       96,875
CONVERSION OF 8% DEBENTURES INTO
   COMMON STOCK                                                        762,890                      762,963
NET LOSS                                                                           (8,289,920)   (8,289,920)
                                                                   -----------    -----------    ----------
BALANCE,  DECEMBER 31, 1997                                        $44,535,906    (45,604,454)   $5,686,963
                                                                   ===========    ===========    ==========


See Notes to Financial Statements

PROJECTAVISION, INC
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                      1995           1996             1997
OPERATING ACTIVITIES
    Net loss                                                     $ (6,471,638)   $(10,880,893)   $ (8,289,920)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
     Depreciation and amortization                                     73,739       3,959,300         647,661
     Issuance of common stock for services                            540,292              --          96,875
     Allowance taken on investment in unconsolidated affiliate      2,129,252              --              --
     Other noncash operating expenses                                      --              --         115,690
     Provision for allowances on advances                             125,017        (109,166)             --
     Equity in loss of unconsolidated affiliate                       511,094          72,065              --
    Asset and liability management
      Changes in other operating assets                              (179,370)       (597,659)         15,255
      Changes in accounts receivable                                                                 (377,608)
      Changes in inventories                                                                       (1,857,604)
      Accounts payable and other liabilities                          249,237       1,441,770       1,897,914
                                                                 ------------    ------------    ------------
     Net cash used in operating activities                         (3,022,377)     (6,114,583)     (7,751,737)
                                                                 ------------    ------------    ------------
INVESTING ACTIVITIES
    Capital expenditures                                              (30,397)     (4,322,105)     (1,839,007)
    Investment in and advances to unconsolidated affiliate            (94,240)             --        (150,000)
    Interest accrued on loan to unconsolidated affiliate              (67,314)             --              --
    Purchases and redemption of government securities               2,993,320      (3,437,386)      3,437,386
                                                                 ------------    ------------    ------------
     Net cash (used in)/provided by investing activities            2,801,369      (7,759,491)      1,448,379
                                                                 ------------    ------------    ------------
FINANCING ACTIVITIES
    Proceeds from notes payable                                            --      10,000,000              --
    Private placement costs                                                --        (500,000)             --
    Repayment of convertible debt                                          --      (4,958,250)       (100,000)
    Issuance of preferred stock                                            --       7,500,000       6,750,000
    Issuance Fees                                                          --        (500,000)        (75,000)
    Series C Preferred Stock Dividend                                      --        (123,750)             --
    Proceeds from stock options excercised                                 --          24,375              --
                                                                 ------------    ------------    ------------
     Net cash provided by financing activities                              0      11,442,375       6,575,000
                                                                 ------------    ------------    ------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     (221,008)     (2,431,699)        271,642
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                         3,712,990       3,491,982       1,060,283
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS-END OF YEAR                            $  3,491,982    $  1,060,283    $  1,331,925
                                                                 ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                     $         --    $    352,049    $      1,834
                                                                 ============    ============    ============

See notes to financial statements

PROJECTAVISION, INC.
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------------------

In 1995, the Company issued 52,795 of its common stock as payment with a value of $ 154,393 for the dividend on its series B convertible stock. In addition, the Company issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. These shares were canceled by the Company in December 1995. Also, the Company issued 24,162 shares of its common stock for 24,162 shares of its series B convertible preferred stock, and 83,030 shares of its common stock for professional services rendered and to be rendered.

In 1996, the Company issued 37,666 shares of its common stock with a value of $154,393 as payment for the dividend on its series B convertible stock. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt. Also, the Company issued 34,724 shares of its common stock in connection with the conversion of 34,724 shares of its Series B convertible preferred stock into common stock.

In 1997, the Company issued 66,740 shares of its common stock with a value of $147,498 as payment for the dividend on its series B convertible stock. In addition, the Company issued 4,881,656 shares of its common stock to retire the entire issue of 7,500 shares of Series C convertible preferred stock. The Company also issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. Finally, the Company issued shares of common stock in connection with retiring $0.6 million of convertible debt, leaving a face value on the debt of $ 900,000.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization - Projectavision, Inc. (the "Company"), a Delaware corporation, was incorporated on September 9, 1988. The Company was formed to complete the development of a unique proprietary solid state projection television and related video display technology. In addition, the Company will seek to identify new high technology and electronic products for consumers and commercial customers. Besides licensing the technology developed, the Company outsources the manufacture of its products to third party subcontractors. The Company emerged from the development stage in 1997 and has generated significant revenue from its planned principal operations. Management of the Company believes that it has sufficient funds to successfully sustain its operations. However, the attainment of profitable operations is dependent upon future events including achieving a level of revenue adequate to support the Company's then cost structure.

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

      Inventories - Inventories are stated at the lower of cost or market. Costs have been determined based on the first-in, first out (FIFO) method.

      Property and Equipment - Property and equipment is stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets, with the exception of the plastic injection mold design and tooling costs for the Digital Home Theater for which depreciation is based on units-of-production, but using a maximum 10-year straight-line floor. The estimated useful service lives of the assets are as follows:

            Tooling                             100,000 units/10 years maximum
            Furniture, fixtures and equipment   7 years.
            Computers and software              5 years
            Demo Units                          3 years
            Leasehold improvements              lesser of 3 years or remaining
                                                term of lease

      Investments - The Company places its temporary cash with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution.

      Revenue Recognition - Revenues are recorded at the time of shipment of products or performance of services.

      Research and Development - Costs are expensed as incurred.

      Net Loss Per Share - Net loss per share is computed based on the number of shares outstanding during the period after deducting dividends on preferred stock. The effect of other potentially dilutive securities is not included because their effect is anti-dilutive. The fully diluted number of shares at December 31, 1995, 1996, and 1997 are 12,606,678, 13,802,421, and 18,184,592 respectively.

      Earnings (Loss) Per Common Share - In 1997 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" which the Company adopted for both interim and annual reports. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentatin of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At present, the Company's diluted EPS and basic EPS are the same, as all of the Company reporting periods have shown only net losses, making the inclusion of any stock options or other securities convertible into common stock antidilutive.

      Newly Issued Accounting Standards - In 1997 Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" was issued. The Company is required to adopt SFAS 130 for fiscal 1998.

      Also in 1997 Statement of Financial Accounting Standards No. 131 ("SFAS 131"). Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 requires public enterprises to disclose information relating to segments of their operations using a management approach.

      Income Taxes - The Company's accounting for income taxes is such that deferred taxes, determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating or capital loss or tax credit carry forwards are expected to reduce taxes payable in future years.

      Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December 15, 1995. The standard defines a fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company will continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but discloses in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

      Assessment of Asset Impairment - The Company periodically assesses the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of recoverability of the carrying amount of an asset is based on estimated undiscounted future cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.    REVENUE

      Revenue for the years ended December 31, 1995 and 1996 consisted of royalty income from licensing agreements which is recognized when earned. Revenue for the year ended December 31, 1997 consisted of sales of the Digital Home Theater.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      At December 31, 1997, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $ 900,000 and a fair value of $1,200,000. At December 31, 1996, convertible debt had a carrying value of $1,762,983 and a fair value of $2,130,000.

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

      In 1995, Tamarack received a commitment from Projectavision to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this $94,240 was advanced to Tamarack. The Company recorded a reserve against its investment in Tamarack of $300,000 in 1994, and at December 31, 1995 the Company reduced its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition, in 1996 the Company classified its investment in Tamarack as available for sale, and, in order to maximize the recovery of its investment, loaned Tamarack an additional $ 100,000 in 1996 and was to have been repaid following receipt of funds from a government agency. This loan was also fully reserved in 1997. After eliminating the intercompany accounts and reflecting previous write-offs, Tamarack's financial statements are not material to the Company and have not been consolidated.

            In January 1998, Tamarack was acquired by Manhattan Scientific, Inc., ("MSI") (formally Grand Enterprises, Ltd.) a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for 44 million shares of MSI. Simultaneously therewith, an additional 5 million shares of MSI were sold to the public, resulting in aggregate gross proceeds of $1 million to MSI. Further, in connection with the transaction, the Company's $ 1,500,000 loan plus accrued interest thereon was exchanged for 182,525 shares of convertible preferred stock of MSI. Each share of this convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. Subsequent to the closing of the transaction, MSI has agreed to issue an aggregate of 7.2 million shares to purchase patents in a portable fuel cell technology which MSI is planning to develop commercially.

5.    PROVISION FOR ALLOWANCE ON ADVANCES

      The Company had made advances through July 31, 1995 in contemplation of an investment in a high technology company. The president of the Company is related to an individual who is an executive officer and director of Projectavision. Such advances aggregated $298,426 and had been fully reserved for at December 31, 1995. In 1996 $ 109,166 of these funds were paid to the Company as a final settlement of the amounts advanced, and the balance was written off.

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

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.    EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with three of its officers and directors and a consulting agreement with one of its officers and directors. Aggregated minimum compensation under these agreements will be $535,000 per year through 1999. For 1995, 1996, and 1997 salary expense was approximately $527,000, $577,450, and $710,200 respectively.

8.    COMMON STOCK

      In 1995 the Company issued 83,030 shares of common stock and in 1997 the Company issued 50,000 shares of common stock for legal, financial, and design services. These shares were accounted for as an expense equal to the fair market value of the stock, with a corresponding increase to capital stock and additional paid in capital.

      In April 1997 the Company's shareholders approved a resolution increasing the number of shares authorized from 30,000,000 to 50,000,000.

9.    PREFERRED STOCK

      The Series B Convertible Preferred Stock provides for cumulative annual stock dividends payable in common shares of 8 percent of the liquidation value of $5 per share (for a total of $1,756,290) to be paid semiannually and is convertible to one share of common stock, subject to adjustment. In 1996, 34,200 shares of Series B Convertible Preferred Stock were converted into common stock. This stock may be redeemed by the Company if certain conditions are met for $1.00 per share.

      In 1996, the Company issued 7,500 shares of Series C Preferred Stock for $7,500,000, resulting in net proceeds to The Company of $7,000,000 after fees. The Series C Preferred Stock converts into shares of Common Stock at a 25% discount of the average closing bid price of the Common Stock for the five (5) trading days immediately preceding the date of conversion. The holder of the Series C Preferred Stock has the right to convert into Common Stock as follows: 25% can be converted on or after November 1, 1996; 25% may be converted on or after January 1, 1997; 25% may be converted on or after March 1, 1997; and 25% may be converted on or after May 1, 1997. The Company, in accordance with the terms and conditions of the sale of the Series C Preferred Stock, registered the shares of Common Stock into which the Series C Preferred Stock is convertible in the third quarter of 1996. The Series C Preferred Stock pays dividends semi-annually, seven (7) business days after each of December 31st and June 30th of each year, which may be in cash or shares of Common Stock at the election of The Company. The dividend rate is 3% per annum of the liquidation value of $1,000.00 per share until and through June 30, 1997; 6% per annum from July 1, 1997 through June 30, 1998; and 8% per annum from July 1, 1998 and thereafter. The Company recognized a dividend on the Series C Preferred Stock based on the annualized pro-rata amount of the 25% discount on the conversion into common stock and on the increase in the dividend rate. During 1997, the Series C Preferred Stock was converted into 4,881,336 shares of Common Stock, which resulted in retiring the issue.

                                                                                     Original
                                                    Year Ended December 31, 1997   Total to Vest
                                                    ----------------------------   -------------
Dividend accretion on Series C Preferred Stock               $ 76,727               $   492,650
Amortization of Warrants on Series C Preferred Stock           23,734                   290,000
Amortization of Discount on Series C Preferred Stock          377,787                 2,500,000


      In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000, resulting in net proceeds to the Company of $ 3,500,000. In October, 1997, these 35,000 Series D shares were sold to two other foreign institutional investors. In December 1997, the Company issued an additional 16,000 shares of 6% Series D convertible preferred stock to the same institutional investors for a purchase price of $ 1,600,000, resulting in net proceeds to the Company of $ 1,525,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion.

                                                    Year Ended December 31, 1997   Total to Vest
                                                    ----------------------------   -------------
Amortization of Warrants on Series D Preferred Stock           232,620                232,620
Amortization of Discount on Series D Preferred Stock         1,700,000              1,700,000

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      In July of 1997, the Company issued 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for a purchase price of $ 1,000,000, resulting in net proceeds to the Company of $ 1,000,000. In December 1997, the Company issued an additional 650 shares of 8% Series E convertible preferred stock to the same foreign institutional investor for a purchase price of $ 650,000, resulting in net proceeds to the Company of $ 650,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion.

                                                    Year Ended December 31, 1997   Total to Vest
                                                    ----------------------------   -------------
Amortization of Warrants on Series E Preferred Stock          48,900                   48,900
Amortization of Discount on Series E Preferred Stock         550,000                  550,000

      In February of 1998, the Company issued 1,685 shares of 8% Series F convertible preferred stock to one foreign institutional investor for a purchase price of $ 1,685,000, resulting in net proceeds to the Company of $ 1,525,210 after fees. The preferred stock is convertible into the Company's common stock at $ 1.00 per shares in five equal installments every thirty days starting in August 1998. The preferred shares may be repurchased by the Company at a 12.5% premium over the issue price within 90 days and at a 25% premium after 90 but before 180 days from the issue date.

10.   CONVERTIBLE DEBT

      In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The Company recognized as interest expense the 25% discount on the conversion into common stock equal to $ 3,333,333 in 1996. In 1996 the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.6 million in convertible debt. In January 1997, the Company retired $ 100,000 of convertible debt for cash. During 1997, the Company issued an additional 476,034 shares of its common stock in exchange for retiring $0.6 million of convertible debt. In January 1998, the Company issued 340,674 shares of its common stock in exchange for retiring $0.3 million of convertible debt. There currently remains as of March 18, 1998 $250,000 in convertible debt outstanding.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   STOCK OPTION PLANS

      Non-qualified Option Plan - The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant. In January, 1997, $2,138,000 options were repriced at $3.00. The following is a summary of non-qualified option plan activity for the three years ended December 31, 1997:

                                      1995          1996          1997

Outstanding at January 1              2,455,333     2,210,833     4,208,833
                                     ----------    ----------    ----------
Granted                                  68,000     2,682,500     2,232,000
Expired                                      --            --            --
Canceled                               (312,500)     (660,125)   (2,138,000)
Exercised                                    --       (24,375)           --
                                     ----------    ----------
Outstanding at December 31            2,210,833     4,208,833     4,302,833
                                     ==========    ==========    ==========
Available for grant at December 31    2,789,167       791,167       467,180
                                     ==========    ==========    ==========


      Weighted average option exercise price information for the years 1995, 1996, and 1997 follows:

                                1995      1996      1997

Outstanding at January 1        3.63      3.56      4.06
Granted                         2.70      4.34      2.94
Expired                           --        --        --
Canceled                        2.50      3.56      4.52
Exercised                         --      0.81        --
Outstanding at December 31      3.56      4.06      3.25
Exercisable at December 31      3.56      3.95      3.29


      Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follow:

Exercise Price   Number of  Weighted Average  Weighted Average      Number of
    Range         Options        Price      Remaining Life (Years)  Exercised

$ 1.00-$2.99        84,000      $ 1.188              4                none
$ 3.00-$3.99     3,376,000      $ 3.093              6                none
$ 4.00-$4.99       105,000      $ 4.196              4                none
$ 5.00-$7.99       737,833      $ 5.375              2                none

      The weighted fair value at date of grant for options granted in 1996 and 1997 was $ 2.59 and $ 2.92 per option, respectively. The fair value of options at date of grant was estimated based on the opinion of such fair value attributed by recipients of two of the grants with the following weighted average assumptions:

                                             1995       1996           1997

Expected life (Years)                           5          5              5
Interest Rate                                6.25 %     6.25 %         6.10 %
Volatility                                     89 %       89 %           72 %
Dividend Yield                                  0 %        0 %            0 %

      Stock-based compensation costs did not impact pretax income or earnings per share in 1995, 1996 and 1997. These costs would have been increased by $ 0.2 million or ($ 0.02) per share in 1995, $ 4.9 million, or ($ 0.35) per share, in 1996 and $ 4.2 million, or ($ 0.23) per share, in 1997 had the fair values of the options been recognized as compensation expense on a straight line basis over the vesting period of the grant.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   STOCK OPTION PLANS (Continued)

      Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase 1,000,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options
      (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of December 31, 1997, no options have been granted under the Plan.


12.   RELATED PARTY TRANSACTIONS

      In 1989 advances totaling $10,833 were made to a principal stockholder of DKY and were outstanding at December 31, 1997.

13.   INCOME TAXES

      As of December 31, 1996 and 1997, the composition of the Company's net deferred taxes was as follows:

                                                   1996                 1997
Deferred tax assets                           $  9,800,000         $ 13,100,000
Less valuation allowance                        (9,800,000)         (13,100,000)
                                              ------------         ------------
Net                                           $         --         $         --
                                              ============         ============

      Deferred tax assets principally result from the availability of net operating and capital loss carry-forwards to offset income earned in future years. The offsetting valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized.

      At December 31, 1997, the Company had tax net operating and capital loss carry-forwards of approximately $29,500,000, which expire in the years 2003 through 2013. The utilization of tax net operating and capital losses may be subject to certain limitations.

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

      The future minimum rental commitments for office space as of December 31, 1997 are as follows:

            Year                        Amount
            ----                        ------

            1998                      $   301,413


      Rent expense for the years ended December 31, 1995, 1996 and 1997 was $204,832, $209,695 and $257,554, respectively.

      In 1997 the Company awarded bonuses totalling $250,000.

      In January 1998 the Company signed a definitive agreement to acquire substantially all of the assets of Vidikron Industries, S.p.A. ("Vidikron") relating to its video business, including its U.S. distribution subsidiary, Vidikron of America, Inc. In accordance with the definitive acquisition agreement, the Company has advanced Vidikron $1,000,000 on a non-refundable basis. The closing of the acquisition is expressly subject to the satisfactory completion by the Company of all due diligence and obtaining the requisite financing to complete the transaction. There can be no assurances that the Company will be satisfied upon its completion of its due diligence, that it will be able to secure the necessary financing, or that it will otherwise be able to effect the acquisition of Vidikron.

PROJECTAVISION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.   COMMITMENTS AND CONTINGENCIES (Continued)

      In June of 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 these motions were granted, and the class action suit was dismissed with prejudice by the U.S. District Court in New York. Plaintiffs have filed a notice of appeal with the Second Circuit Appellate Court, and the appeal is in the midst of the briefing process.

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

      The Company appealed the New York Supreme Court's decision regarding the disqualification of Anderson, Kill and the denial of its motion to dismiss Mr. Dolgoff's complaint. Mr. Dolgoff appealed the New York Supreme Court's denial of his motion to have a receiver appointed. In January of 1997, the Supreme Court of the State of New York Appellate Division First Department, affirmed the lower court's disqualification of Anderson, Kill and the lower court's motion to dismiss and ordered that a receiver be appointed to protect whatever interest, if any, the former officer and employee of the Company may ultimately be able to prove that he has in any inventions Mr. Dolgoff assigned to the Company. The Supreme Court subsequently issued a decision restricting the scope of the receivership sought by Mr. Dolgoff. However, the receivership order has not as yet been entered. At this time, neither the Appellate Court, nor any other court, has determined that Mr. Dolgoff has any proof to support his claims; the Appellate Court has merely reaffirmed the lower court's decision that, at this preliminary stage of the litigation, Mr. Dolgoff's complaint has satisfied procedural pleading requirements. As a consequence of new facts having come to the attention of the Company, the Company has amended its pleadings and filed counterclaims against Mr. Dolgoff, his affiliated companies, Breakthrough Enterprises, Inc. and Floating Images, Inc. for, among other things, fraud, breach of fiduciary duty, misappropriation of trade secrets, conversion, breach of contract, diversion of corporate assets and opportunities, unjust enrichment, and tortious interference with contractual relations, in connection with which the Company is seeking injunctive relief and a constructive trust, in addition to monetary damages in excess of $ 100 million.

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


15.   Business Concentration

      In 1997, revenues from one customer accounted for approximately 25% of Digital Home Theater revenues. No other single customer accounts for more than 5%.

      The Company is dependent upon certain vendors for the manufacture of significant components in its Digital Home Theater. If these vendors were to become unwilling or unable to continue to manufacture these products in the required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 24th day of March, 1998.

                                          PROJECTAVISION, INC.


                                          By: /s/ Martin Holleran
                                              --------------------------------
                                          Martin Holleran, President
                                          Chief Executive Officer and Director

      In accordance with the Exchange Act this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                     Title                       Date
            ---------                     -----                       ----


     /s/ Marvin Maslow          Chairman  of the Board of
-----------------------------   Directors                         March 24, 1998
         Marvin Maslow


     /s/ Martin Holleran        President, Chief Executive
-----------------------------   Officer and Director              March 24, 1998
         Martin Holleran


     /s/ Jules Zimmerman        Officer, Secretary and
-----------------------------   Chief Financial Director          March 24, 1998
         Jules Zimmerman


     /s/ Martin D. Fife         Director                          March 24, 1998
-----------------------------
         Martin D. Fife


     /s/ Richard S. Hickok      Director                          March 24, 1998
-----------------------------
         Richard S. Hickok


     /s/ Dr. Craig I. Fields    Director                          March 24, 1998
-----------------------------
         Dr. Craig I. Fields


     /s/ Arthur Lipper III      Director                          March 24, 1998
-----------------------------
         Arthur Lipper III


     /s/ Sherman Langer         Director                          March 24, 1998
-----------------------------
         Sherman Langer