Form 10-Q
period 1998-03-31
PROJECTAVISION INC
filed 1998-05-15
CIK 848135

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended March 31, 1998
                      --------------

Commission File Number 33-33997
                       --------

                              Projectavision Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                          13-3499909
------------------------------                           -------------------
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

                           Yes __X__      No _____

As of May 13, 1998, there were 22,822,051 shares of the Registrant's common stock outstanding.

                             PROJECTAVISION, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                    PAGE
                                                                    ----
PART I -- FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets                       F-2

                  Consolidated Statements of Operations             F-3

                  Consolidated Statements of Stockholders' Equity   F-4

                  Consolidated Statements of Cash Flows             F-5

                  Notes to Consolidated Financial Statements        F-7

Item 2.           Management's Discussion and Analysis of           F-11
                  Financial Condition and Results
                  of Operations

PART II --OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                  F-12

                  SIGNATURES

PROJECTAVISION, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                               December 31,      March 31,
A S S E T S                                                                                        1997            1998
                                                                                                                (Unaudited)
CURRENT ASSETS:
             Cash and cash equivalents                                                          $ 1,331,925      $ 899,166
             Accounts receivable - net of allowance  for doubtful accounts                          377,608        415,525
             Inventory - net                                                                      1,857,604      2,442,965
             Other current assets                                                                 1,001,629        995,647
                                                                                                ------------   ------------
                Total Current Assets                                                              4,568,766      4,753,303

PROPERTY AND EQUIPMENT
             Furniture, fixtures and equipment                                                      127,128        207,887
             Tooling                                                                              5,907,288      5,941,059
             Computers and software                                                                 259,048        298,120
             Assets under capital leases                                                             47,989         63,747
             Leasehold improvements                                                                 185,030        186,301
                                                                                                ------------   ------------
                                                                                                  6,526,483      6,697,114
             Less:  Accumulated depreciation and amortization                                       851,250      1,155,765
                                                                                                ------------   ------------
                Property and equipment, net                                                       5,675,233      5,541,349

OTHER ASSETS                                                                                        168,358      1,723,134
                                                                                                ------------   ------------

                TOTAL ASSETS                                                                    $10,412,357    $12,017,786
                                                                                                ============   ============

L I A B I L I T I E S   A N D   S T O C K H O L D E R  S'   E Q U I T Y
CURRENT LIABILITIES:
             Accounts payable                                                                   $ 2,466,676    $ 2,423,445
             Accrued liabilities                                                                  1,070,638        931,161
             Convertible Debt                                                                            --        275,000
             Current portion of capital lease obligations                                            15,229         15,857
                                                                                                ------------   ------------
                Total Current Liabilities                                                         3,552,543      3,645,463
                                                                                                ------------   ------------

LONG-TERM LIABILITIES
             Long-term portion of capital lease obligations                                          22,851         18,643
             Other Long-Term Liabilities                                                            250,000        250,000
             Convertible Debt                                                                       900,000             --
                                                                                                ------------   ------------
                Total Long-term Liabilities                                                       1,172,851        268,643
                                                                                                ------------   ------------

TOTAL LIABILITIES                                                                                 4,725,394      3,914,106

MINORITY INTEREST                                                                                        --        762,384

STOCKHOLDERS' EQUITY
             Preferred stocks
               Series A Preferred Stock, $.01 par value 100 shares authorized,
                  100 shares issued
                  ($100,000 liquidation preference)                                                      --             --
               Series B Preferred Stock,  $.01 par value, 434,667 shares
                  authorized,  351,258 shares outstanding as of December 31, 1997
                 and March 31, 1998 ($ 1,756,290 liquidation preference)                              3,512          3,512
               Series D Preferred Stock, $100 par value, 60,000 shares
                  authorized; 51,000 shares issued on December 31, 1997
                  and 49,000 on March 31, 1998 ($4,900,000 liquidation preference)                5,100,000      4,900,000
               Series E Preferred Stock, $1000 par value, 1,650 shares
                  authorized; 1,650 shares issued on December 31, 1997
                  and March 31, 1998 ($1,650,000 liquidation preference)                          1,650,000      1,650,000
               Series F Preferred Stock, $1000 par value, 2,2850 shares
                  authorized; 2,850 shares issued on March 31, 1998
                  ($2,850,000 liquidation preference)                                                    --      2,850,000
             Common stock $.0001 par value - 50,000,000 shares
               authorized; 19,998,997 and 21,351,976 issued and
               outstanding in 1997 and 1998 respectively                                              1,999          2,135
             Additional paid-in capital                                                          44,535,906     45,470,042
             Accumulated deficit                                                                (45,604,454)   (47,534,393)
                                                                                                ------------   ------------
                Total Stockholders' Equity                                                        5,686,963      7,341,296
                                                                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $10,412,357    $12,017,786
                                                                                                ============   ============

See Notes to Consolidated Financial Statements

PROJECTAVISION, INC
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended March 31,
                                                              ----------------------------------
                                                                    1997                 1998

REVENUE                                                        $      5,600         $    416,443
                                                               ------------         ------------

LESS: COST OF SALES                                                   5,070              354,906
                                                               ------------         ------------

GROSS PROFIT                                                            530               61,537

OPERATING EXPENSES
        General and administrative                                  717,320            1,052,015
        Salaries                                                    362,907              410,345
        Legal fees                                                  170,119              245,400
        Depreciation                                                 25,601              188,905
        Research and development                                     66,992              148,957
        Patent and license expense                                   44,865               26,843
                                                               ------------         ------------

Total Operating Expenses                                          1,387,804            2,072,465
                                                               ------------         ------------

LOSS FROM OPERATIONS                                             (1,387,274)          (2,010,928)
                                                               ------------         ------------

OTHER INCOME (EXPENSE)
        Minority Interest                                              --                420,168
        Interest income                                              77,654               11,393
        Interest expense - 8% Debentures                            (26,497)              (5,500)
        Interest expense - Amortization of debt expense             (41,205)             (12,000)
                                                               ------------         ------------

Other income/(expense) - Net                                          9,952              414,061
                                                               ------------         ------------

Net Loss                                                         (1,377,322)          (1,596,867)

Dividends on Preferred Stock                                           --               (333,072)
                                                               ------------         ------------

Net Loss Attributable to Common Shareholders                   $ (1,377,322)        $ (1,929,939)
                                                               ============         ============


Net Loss per  Share Attributable to Common Shareholders        $       (.08)        $       (.09)
                                                               ============         ============

AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                   16,514,899           20,545,472
                                                               ============         ============

See Notes to Consolidated Financial Statements

PROJECTAVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                   Series A               Series B               Series C              Series D
                                                Preferred Stock        Preferred Stock        Preferred Stock       Preferred Stock
                                               Shares     Amount      Shares     Amount      Shares     Amount     Shares     Amount

Balance, December 31, 1995                      100       $   --      385,982    $3,859         0        $  --        0   $      --

Issuance of Common Stock
  for preferred stock dividends
Conversion of 8% Debentures into
  Common Stock
Issuance of Series C Preferred Stock                                                         7,500           8
Series C Preferred Stock Placement Fee
Cash Dividend on Series C Preferred Stock
Exercise of Stock Options
Amortization of Discount on 8% Debentures
Amortization of Discount (Dividend)
  on Series C Preferred Stock
Issuance of Warrants and Options for Services
Net Loss
                                              -----       ------      -------   -------      ----        -----    -----   ---------
Balance, December 31, 1996                      100           0       385,982     3,859     7,500            8        0           0

Conversion of Series B Preferred
  Stock into Common Stock                                             (34,724)     (347)
Series C Preferred Stock Conversion                                                        (7,500)          (8)
Issuance of Series D Preferred Stock                                                                              51,000  5,100,000
Issuance of Series E Preferred Stock
Amortization of Discount (Dividend)
  on Series C Preferred Stock
Amortization of Discount (Dividend)
  on Series D Preferred Stock
Amortization of Discount (Dividend)
  on Series E Preferred Stock
Issuance of Warrants to Series D
  Preferred Stockholders
Financing Cost for Series D
  Preferred Stock
Issuance of Warrants to Series E
  Preferred Stockholders
Issuance of Common Stock
  for Series B Preferred Stock Dividends
Issuance of Common Stock for Services
Conversion of 8% Debentures into
  Common Stock
Net Loss
                                              -----       ------      -------   -------      ----        -----    -----   ---------
Balance, December 31, 1997                      100           0       351,258     3,512         0            0   51,000   5,100,000

Issuance of Common Stock
  for Series B Preferred Stock Dividends
Conversion of Series D Preferred Stock
  into Common Stock                                                                                              (2,000)   (200,000)
Issuance of Series F Preferred Stock
Amortization of Discount (Dividend)
  on Series F Preferred Stock
Financing Cost for Series F Preferred Stock
Issuance of Warrants to Series F
  Preferred Stockholders
Conversion of 8% Debentures into
  Common Stock
Net Loss
                                              -----       ------      -------   -------      ----        -----    -----    ---------
Balance, March 31, 1998                         100       $   0       351,258    $3,512      $  0        $   0   49,000   4,900,000

                                                       Series E              Series F
                                                    Preferred Stock       Preferred Stock         Common Stock
                                                   Shares     Amount     Shares     Amount      Shares     Amount

Balance, December 31, 1995                            0        $  --       0        $  --      12,388,790   $1,239

Issuance of Common Stock
  for preferred stock dividends                                                                    37,666        4
Conversion of 8% Debentures into
  Common Stock                                                                                   1,772,945     177
Issuance of Series C Preferred Stock
Series C Preferred Stock Placement Fee
Cash Dividend on Series C Preferred Stock
Exercise of Stock Options                                                                           30,000       3
Amortization of Discount on 8% Debentures
Amortization of Discount (Dividend)
  on Series C Preferred Stock
Issuance of Warrants and Options for Services
Net Loss
                                                   ------     ------      ------    ------     -----------   -------
Balance, December 31, 1996                             0            0       0           0       14,229,401    1,423

Conversion of Series B Preferred
  Stock into Common Stock                                                                           34,724        3
Series C Preferred Stock Conversion                                                              4,681,656      489
Issuance of Series D Preferred Stock
Issuance of Series E Preferred Stock              1,650     1,650,000
Amortization of Discount (Dividend)
  on Series C Preferred Stock
Amortization of Discount (Dividend)
  on Series D Preferred Stock
Amortization of Discount (Dividend)
  on Series E Preferred Stock
Issuance of Warrants to Series D
  Preferred Stockholders
Financing Cost for Series D
  Preferred Stock
Issuance of Warrants to Series E
  Preferred Stockholders
Issuance of Common Stock
  for Series B Preferred Stock Dividends                                                            66,740        6
Issuance of Common Stock for Services                                                               50,000        5
Conversion of 8% Debentures into
  Common Stock                                                                                     726,476       73
Net Loss
                                                   ------   ---------     ------    ------     -----------   -------
Balance, December 31, 1997                         1,650    1,650,000       0           0       19,966,997    1,999

Issuance of Common Stock
  for Series B Preferred Stock Dividends                                                            72,041        7
Conversion of Series D Preferred Stock
  into Common Stock                                                                                336,896       34
Issuance of Series F Preferred Stock                                    2,850   2,850,000
Amortization of Discount (Dividend)
  on Series F Preferred Stock
Financing Cost for Series F Preferred Stock
Issuance of Warrants to Series F
  Preferred Stockholders
Conversion of 8% Debentures into
  Common Stock                                                                                     954,042       95
Net Loss
                                                   ------   ---------   -----   ---------      -----------   -------
Balance, March 31, 1998                            1,650   $1,650,000   2,850  $2,850,000       21,351,978   $2,135

                                              Additional      Accumu-
                                                Paid-In        lated
                                                Capital       Deficit         Total

Balance, December 31, 1995                     $24,318,651   $(20,641,044)  $3,682,705

Issuance of Common Stock
  for preferred stock dividends                    154,389       (154,393)           0
Conversion of 8% Debentures into
  Common Stock                                   3,020,298                   3,020,475
Issuance of Series C Preferred Stock             7,499,992                   7,500,000
Series C Preferred Stock Placement Fee            (500,000)                   (500,000)
Cash Dividend on Series C Preferred Stock                        (123,750)    (123,750)
Exercise of Stock Options                           24,372                      24,375
Amortization of Discount on 8% Debentures        3,333,333                   3,333,333
Amortization of Discount (Dividend)
  on Series C Preferred Stock                    2,357,188     (2,367,188)           0
Issuance of Warrants and Options for Services      385,800                     385,808
Net Loss                                                      (10,880,893) (10,680,893)
                                               -----------   ------------   ----------
Balance, December 31, 1996                      40,594,023    (34,157,288)   5,442,045
                                                ==========    ===========    =========

Conversion of Series B Preferred
  Stock into Common Stock                              334                           0
Series C Preferred Stock Conversion                   (481)                          0
Issuance of Series D Preferred Stock                                         5,100,000
Issuance of Series E Preferred Stock                                         1,650,000
Amortization of Discount (Dividend)
  on Series C Preferred Stock                      478,248       (478,248)           0
Amortization of Discount (Dividend)
  on Series D Preferred Stock                    1,700,000     (1,700,000)           0
Amortization of Discount (Dividend)
  on Series E Preferred Stock                      550,000       (550,000)           0
Issuance of Warrants to Series D
  Preferred Stockholders                           232,620       (232,620)           0
Financing Cost for Series D
  Preferred Stock                                  (75,000)                    (75,000)
Issuance of Warrants to Series E
  Preferred Stockholders                            48,900        (48,900)           0
Issuance of Common Stock
  for Series B Preferred Stock Dividends           147,492       (147,498)           0
Issuance of Common Stock for Services               96,870                      98,875
Conversion of 8% Debentures into
  Common Stock                                     762,890                     762,963
Net Loss                                                       (8,289,920)  (8,289,920)
                                               -----------   ------------   ----------
Balance, December 31, 1997                      44,535,906    (45,604,454)   5,686,963
                                                ==========    ===========    =========

Issuance of Common Stock
  for Series B Preferred Stock Dividends            70,161        (70,168)
Conversion of Series D Preferred Stock
  into Common Stock                                199,966                           0
Issuance of Series F Preferred Stock                                         2,850,000
Amortization of Discount (Dividend)
  on Series F Preferred Stock                      195,404       (195,404)           0
Financing Cost for Series F Preferred Stock       (317,490)                   (317,490)
Issuance of Warrants to Series F
  Preferred Stockholders                            67,500        (67,500)           0
Conversion of 8% Debentures into
  Common Stock                                     718,595                     718,690
Net Loss                                                       (1,596,867)  (1,596,867)
                                               -----------   ------------   ----------
Balance, March 31, 1998                        $45,470,042   ($47,534,393)  $7,341,296
                                                ==========   ============   ==========

See Notes to Consolidated Financial Statements

PROJECTAVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                              -----------------------------------
                                                                                  1997                 1998
                                                                               -----------         -----------
OPERATING ACTIVITIES
             Net loss                                                          $(1,377,322)        $(1,596,867)
             Adjustments to reconcile net loss to net cash used
                 in operating activities:
              Depreciation                                                          25,601             188,905
              Allowance taken on investment in unconsolidated affiliate             74,636                --
              Minority Interest                                                       --               762,384
             Asset and liability management
               Changes in other operating assets                                  (345,441)           (823,266)
               Changes in accounts receivable                                         --               (37,917)
               Changes in inventories                                                 --              (585,361)
               Accounts payable and other liabilities                             (706,540)            297,484
                                                                               -----------         -----------

              Net cash used in operating activities                             (2,329,066)         (1,794,638)
                                                                               -----------         -----------

INVESTING ACTIVITIES
             Capital expenditures                                                 (871,515)           (170,631)
             Deposit on Asset Purchase Agreement                                      --            (1,000,000)
             Purchases and redemption of government securities                     290,034                --
                                                                               -----------         -----------

              Net cash (used in) by investing activities                          (581,481)         (1,170,631)
                                                                               -----------         -----------
FINANCING ACTIVITIES
             Repayment of convertible debt                                        (100,000)               --
             Issuance of preferred stock                                         3,500,000           2,850,000
             Costs incurred in raising equity                                         --              (317,490)
                                                                               -----------         -----------

              Net cash provided by financing activities                          3,400,000           2,532,510
                                                                               -----------         -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   489,453            (432,759)

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                                     1,060,283           1,331,925
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                        $ 1,549,736         $   899,166
                                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Cash paid during the period for interest                          $    26,497         $     1,834
                                                                               ===========         ===========

See notes to consolidated financial statements

PROJECTAVISION, INC.
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------------------------------------------

In 1996, the Company issued 37,666 shares of its common stock with a value of $ 154,393 as payment for the dividend on its series B convertible stock. In addition, the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt.. Also, the Company issued 34,724 shares of its common stock in connection with the conversion of 34,724 shares of its Series B convertible preferred stock into common stock.

In 1997, the Company issued 66,740 shares of its common stock with a value of $ 147,498 as payment for the dividend on its series B convertible stock. In addition, the Company issued 4,881,656 shares of its common stock to retire the entire issue of 7,500 shares of Series C convertible preferred stock. The Company also issued 50,000 shares of its common stock for services rendered by an officer and director of the Company. Finally, the Company issued shares of common stock in connection with retiring $0.6 million of convertible debt, leaving a face value on the debt of $ 900,000.

In 1998, the Company issued 72,041 shares of its common stock with a value of $ 70,168 as payment for the dividend on its series B convertible stock. In addition, the Company issued 336,896 shares of its common stock to retire 2,000 shares of Series D convertible preferred stock. The Company issued 954,042 shares of common stock in connection with retiring $ 625,000 of convertible debt, leaving a face value on the debt of $ 275,000. 150,000 Warrants with a value of $67,500 were issued in connection with the Series F Convertible Preferred Stock.

PROJECTAVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

         The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented.


2.       REVENUE

         Revenue for the periods ended March 31, 1997 and 1998 consisted of sales of the Digital Home Theater, the Company's principal product.


3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         At March 31, 1998, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $ 275,000 and a fair value of $ 366,667.


4.       CONSOLIDATED AFFILIATE

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

         In 1995, Tamarack received a commitment from the Company to fund its cash needs through December 31, 1995 to continue its operations, and $94,240 was advanced to Tamarack. The Company recorded a reserve against its investment in Tamarack of $300,000 in 1994, and at December 31, 1995 the Company reduced its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition, in 1996 the Company classified its investment in Tamarack as available for sale, and, in order to maximize the recovery of its investment, loaned Tamarack an additional $100,000 in 1996 and was to have been repaid following receipt of funds from a government agency. This loan was also fully reserved in 1997. After eliminating the intercompany accounts and reflecting previous write-offs, Tamarack's financial statements were not material to the Company and were not consolidated prior to 1998.

PROJECTAVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         In January, 1998, Tamarack was acquired by Manhattan Scientifics, Inc.("MSI"), a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for 44 million shares of MSI. Simultaneously therewith, an additional 5 million shares were sold to the public by MSI, resulting in aggregate gross proceeds of $1 million. Further, in connection with the transaction, the Company's $1,500,000 loan plus accrued interest thereon was exchanged for convertible preferred stock of MSI. Each share of convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. Subsequent to the closing of the transaction, MSI issued an aggregate of 7.2 million shares to purchase patents in a portable fuel cell technology which MSI is planning to develop commercially. As the Company owns 64.5% of the Common Shares of MSI, MSI has been consolidated into the Company in 1998. The excess of MSI's net assets, which have been reduced for minority interests relating to the portion of MSI not owned by the Company, over the Company's investment in MSI has been recorded as a reduction in the basis of the patents held by MSI.

5.       EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with three of its officers and directors and a consulting agreement with one of its officers and directors. Aggregate minimum compensation under these agreements will be $535,000 per year through 1999. For 1996, and 1997 salary expense was approximately $577,450, and $710,200 respectively.

6.       PREFERRED STOCK

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

                                                                                   Original
                                           Three Months Ended March 31, 1998     Total to Vest
                                          ----------------------------------     -------------


         Dividend accretion on
          Series C Preferred Stock                        $ 0                     $ 492,650
         Amortization of Warrants on
          Series C Preferred Stock                          0                       290,000
         Amortization of Discount on
          Series C Preferred Stock                          0                     2,500,000

         In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $3,500,000, resulting in net proceeds to the Company of $3,500,000. In October, 1997, these 35,000 Series D shares were sold to two other foreign institutional investor. In December 1997, the Company issued an additional 16,000 shares of 6% Series D convertible preferred stock to the same institutional investors for a purchase price of $1,600,000, resulting in net proceeds to the Company of $1,525,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion.

PROJECTAVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                 Three Months Ended March 31, 1998       Total to Vest
                                                                 ---------------------------------       -------------
         Amortization of Warrants on Series D Preferred Stock                 0                             232,620
         Amortization of Discount on Series D Preferred Stock                 0                             1,700,000

         In July of 1997, the Company issued 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for a purchase price of $ 1,000,000, resulting in net proceeds to the Company of $ 1,000,000. In December 1997, the Company issued an additional 650 shares of 8% Series E convertible preferred stock to the same foreign institutional investor for a purchase price of $650,000, resulting in net proceeds to the Company of $ 650,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion.


                                                                 Three Months Ended March 31, 1998       Total to Vest
                                                                 ---------------------------------       -------------
          Amortization of Warrants on Series E Preferred Stock                0                             48,900
          Amortization of Discount on Series E Preferred Stock                0                            550,000

         In February of 1998, the Company issued 2,850 shares of 8% Series F convertible preferred stock to one foreign institutional investor for a purchase price of $ 2,850,000, resulting in net proceeds to the Company of $ 2,532,510 after fees. The preferred stock is convertible into the Company's common stock at a maximum of $ 1.00 per share in five equal installments every thirty days starting in August 1998. The Series F Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. The Company has the right to repurchase the preferred shares at a 12.5% premium over the issue price within 90 days and at a 25% premium after 90 but before 180 days from the issue date.



                                                                 Three Months Ended March 31, 1998       Total to Vest
                                                                 ---------------------------------       -------------
         Amortization of Warrants on Series F Preferred Stock                67,500                         67,500
         Amortization of Discount on Series F Preferred Stock               195,404                        950,000

         In May of 1998, the Company issued 2,000 shares of 8% Series G convertible preferred stock to one foreign institutional investor for a purchase price of $ 2,000,000, resulting in net proceeds to the Company of $ 1,860,000 after fees.


         7. CONVERTIBLE DEBT

         In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The Company recognized as interest expense the 25% discount on the conversion into common stock equal to $ 3,333,333 in 1996. In 1996 the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.6 million in convertible debt. In January 1997, the Company retired $ 100,000 of convertible debt for cash. During 1997, the Company issued an additional 476,034 shares of its common stock in exchange for retiring $0.6 million of convertible debt. In January 1998, the Company issued 954,042 shares of its common stock in exchange for retiring $ 625,000 of convertible debt. There currently remains $275,000 in convertible debt outstanding.

PROJECTAVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.       COMMITMENTS AND CONTINGENCIES

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

         The future minimum rental commitments as of March 31, 1998 are as follows:

                  Year                               Amount
                  ----                              --------
                  1998                              $226,060


         In January 1998 the Company signed a definitive agreement to acquire substantially all of the assets of Vidikron Industries, S.p.A. ("Vidikron") relating to its video business, including its U.S. distribution subsidiary, Vidikron of America, Inc. In accordance with the definitive acquisition agreement, the Company has advanced Vidikron $ 1,000,000 towards the purchase price on a non-refundable basis. In April 1998 the Company entered into an agreement with Vidikron extending the closing date of the transaction from April 30, 1998 to July 31, 1998, subject to a further automatic additional extension of up to an additional sixty (60) days to September 30, 1998 under certain circumstances ("The April Extension"). Pursuant to the April extension, the Company has agreed, among other things, to advance to Vidikron an additional $1,000,000 non-refundable payment towards the purchase price in four installments by June 26, 1998. The Company made the first installment of $300,000 in May 1998 in connection with this additional $1,000,000 payment. The closing of the Vidikron acquisition is expressly subject to the satisfactory completion by the Company of all due diligence and obtaining the requisite financing to complete the transaction. There can be no assurances that the Company will be satisfied upon its completion of its due diligence, that it will be able to secure the necessary financing, or that it will otherwise be able to effect the acquisition of Vidikron.

         In June of 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 these motions were granted, and the class action suit was dismissed with prejudice by the U.S. District Court in New York. Plaintiffs have filed a notice of appeal with the Second Circuit Appellate Court.

         In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by Eugene Dolgoff, a founder and former officer of the Company. The complaint alleged, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff sought damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1998, the lawsuit was settled, and all of Mr. Dolgoff's claims and those of the Company against him were dismissed.

         In the above action that continues to be pending, the Company's management, based upon discussions with counsel, believe that it has a meritorious defense and intends to vigorously defense against these claims. The Company's management believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Liquidity and Capital Resources

         As of March 31, 1998, the Company had working capital of $ 1,107,840. To date, the Company has funded its operations primarily from sales of capital stock. In February 1998, the Company completed a private placement of preferred stock for gross proceeds of $2.85 million resulting in net proceeds of $2.53 million, which funded the net cash used in operating activities of $1.79 million and the $1.0 million advance to Vidikron made pursuant to the definitive acquisition agreement. In April 1998 the Company completed a private placement of common stock of $ 0.5 million, and in May 1998 the Company completed another private placement of $2.0 million preferred stock resulting in net proceeds of $1.86 million. As of March 31, 1998, the Company had cash and cash equivalents of $899,166. In the opinion of management, the Company has sufficient funds or will be able to raise sufficient funds based on history to fund future operations.

         As of December 31, 1997, the Company had working capital of $1,016,223. In January 1997, the Company completed a private placement of preferred stock of $3.5 million, in July 1997 the Company completed a second private placement of preferred stock of $ 1.0 million, and in December 1997 the Company completed two more private placements of preferred stock totaling $ 2.25 million. In addition, the sale of government securities was used to fund working capital and to purchase production tooling for the Digital Home Theater. As of December 31, 1997, the Company had cash and cash equivalents of $1,331,925.

         As of December 31, 1997, the Company had available for Federal income tax purposes net operating and capital loss carryforwards of approximately $29,500,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

         In February, 1996, the Company completed a private placement of convertible debt of $10.0 million which resulted in $9.5 million in net proceeds to the Company after paying a 5% investment banking fee. The unsecured debt requires quarterly interest payments in cash based upon an annual interest rate of 8%. The debt matures in three (3) years, at which time any convertible debt then outstanding is to be repaid by the Company in cash or common stock, at the sole option of the Company.The Company used the proceeds from this offering principally in connection with the commencement of the production and introduction of its Digital Home Theater. In June, 1996, the Company completed a private placement of 7,500 shares of a newly created Series C Convertible Preferred stock for $ 7.5 million which resulted in net proceeds to the Company of $7 million after paying investment banking fees. The proceeds of this private placement were used primarily to retire unconverted portions of the convertible debt which the Company issued in February of 1996. There currently remains $ 275,000 of convertible debt as of March 31, 1998.

Results of Operations

         January 1, 1997 to March 31, 1997

         The Company had revenues of $ 5,600 for the three month period ended March 31, 1997 which was from the sale of the Digital Home Theater. Cost of goods sold of $ 5,070 resulted in gross profits of $ 530. During this period, the Company incurred cash expenses of $1,362,203. The Company also recorded $1,089,940 in dividends on the Series C and D Convertible Preferred Stock in connection with recognizing the discount on the conversion feature, for warrants issued in connection with the issuance of Series D Convertible Preferred Stock, and for Series B Preferred Stock Dividends.

         January 1, 1998 to March 31, 1998

         The Company had revenues of $ 416,443 for the three month period ended March 31, 1998, all of which was from the sale of the Digital Home Theater and accessories. Cost of goods sold of $ 354,906 resulted in gross profit of $61,537 and was adversely affected by the high initial cost of the Texas Instruments Light Engine.

         During this period, the Company incurred cash expenses of $1,883,560. With respect to the amount spent in the first three months of 1998 versus the amounts in the comparable period in 1997, the increase in general and administrative expense is due to increased participation in trade shows, higher salaries reflects the addition of marketing personnel, higher legal fees are related to the costs of the public offering of the common stock of Manhattan Scientifics, and higher R&D is associated with development of product enhancements. The Company also incurred non-cash expenses of $ 188,905 during the period for depreciation, which was higher than in the first three months of 1997 due to a full quarter of depreciation of the tooling for the Digital Home Theater.

The Company also recorded $ 333,072 in dividends on the Series B and Series F Convertible Preferred Stock in connection with recognizing the dividends on the Series B, the discount on the Series F conversion feature, and the warrants issued in connection with the Series F Preferred Stock.

                              Projectavision, Inc.
                           Two Penn Plaza, Suite 640
                            New York, New York 10121

                                                                  April 30, 1998
Vidikron Industries, S.p.A.
Via Dei Guasti, 29
20020 Misuito (Milano), Italy

     Re: Agreement of Purchase and Sale of Assets dated January 20th, 1998 by and between Projectavision, Inc. ("Projectavision") and Vidikron Industries, S.p.A. ("Vidikron")

Gentlemen:

     Reference is hereby made to the above-referenced Asset Purchase Agreement. Inasmuch as it is the intention of Vidikron and Projectavision to proceed with the transaction contemplated by the Asset Purchase Agreement, by execution and delivery of this letter, each of Projectavision and Vidikron reaffirm their intention to effect the transaction contemplated by the Asset Purchase Agreement, subject to amending the Asset Purchase Agreement as hereinbelow set forth.

     Specifically, the parties hereto agree that the Asset Purchase Agreement shall be amended as follows:

     1. The second sentence of Section 3(a) shall be deleted in its entirety and replaced with the following:

          "Notwithstanding the foregoing, in the event that all of the conditions set forth in Section 14 below have been satisfied or waived, except for Purchaser's delivery obligation pursuant to Section 5(a)(i), Purchaser shall have the right to extend the Closing Date to July 31, 1998 (subject to further extension as set forth in the immediately following sentence) by paying to directly to the Company, by certified or cashiers bank check or wire transfer, (i) Three Hundred Thousand Dollars ($300,000) on or before May 11, 1998, (ii) Two Hundred and Fifty Thousand Dollars ($250,000) on or before May 26, 1998, (iii) Two Hundred and Fifty Thousand Dollars ($250,000) on or before June 11, 1998, and (iv) Two Hundred Thousand Dollars ($200,000.00) on or before June 26, 1998 (all such sums, in the aggregate, are sometimes hereinafter referred to as the "Third Prepayment"); provided; however; that the Company agrees that the holdback previously contemplated under this Section 3(a) in conjunction with Section 15(a) below will be accommodated by the parties in a manner to be mutually agreed upon and so as to maintain the overall economics of the transaction. Notwithstanding anything set forth herein to the contrary, Purchaser shall have the right, provided that Purchaser is otherwise in compliance with the provisions of this
          Section 3(a), to extend the Closing Date to September 30, 1998, solely in the event that it is required to do so because the Company needs additional time to obtain the stockholder approvals necessary in order to effect the transaction contemplated by the Asset Purchase Agreement."

     2. Section 19 of the Asset Purchase Agreement is hereby deleted in its entirety and replaced with the revised Section 19 a copy of which (marked to show changes) is annexed hereto.

     Except as expressly set forth in this letter and the annex hereto, all of the terms and conditions set forth in the Asset Purchase Agreement shall remain in full force and effect.

     In the event that the foregoing accurately reflects our agreement to effect the transaction contemplated by and amend the Asset Purchase Agreement as hereinabove set forth, please acknowledge such by counter-executing the copy of this letter where indicated below.

                                   Very truly yours,

                                   PROJECTAVISION, INC.

                                   By: /s/ Martin J. Holleran
                                       -------------------------------
                                       Martin J. Holleran
                                       President and Chief Executive Officer

Agreed to and Accepted by:

VIDIKRON INDUSTRIES, S.p.A.

By: /s/ Flavio Peralda
    ---------------------
    Flavio Peralda
    President

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of May, 1998.

                                          PROJECTAVISION, INC.


                                          By: /s/ Martin Holleran
                                          ----------------------------------
                                          Martin Holleran, President
                                          Chief Executive Officer and Director

         In accordance with the Exchange Act this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                    Title                                          Date
         ---------                    -----                                          ----


    /s/ Marvin Maslow                 Chairman of the Board of Directors              May 13, 1998
 -------------------------
        Marvin Maslow


    /s/ Martin Holleran               President, Chief Executive Officer and
 -------------------------            Director
        Martin Holleran                                                               May 13, 1998


   /s/ Jules Zimmerman                Officer, Secretary and Chief Financial          May 13, 1998
 -------------------------            Director
       Jules Zimmerman


   /s/ Martin D. Fife                 Director                                        May 13, 1998
 -------------------------
       Martin D. Fife


  /s/ Richard S. Hickok               Director                                        May 13, 1998
 -------------------------
      Richard S. Hickok


  /s/ Dr. Craig I. Fields             Director                                        May 13, 1998
 -------------------------
      Dr. Craig I. Fields


 /s/ Arthur Lipper III                Director                                        May 13, 1998
 -------------------------
     Arthur Lipper III


 /s/ Sherman Langer                   Director                                        May 13, 1998
 -------------------------
     Sherman Langer
