Form 10-Q
period 1998-06-30
PROJECTAVISION INC
filed 1998-08-12
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended June 30, 1998
                      ---------------

Commission File Number 33-33997
                       ---------

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

Yes  __X__       No _____

As of August 12, 1998, there were 28,747,525 shares of the Registrant's common stock outstanding.

                              PROJECTAVISION, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

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

                  Statements of Stockholders' Equity                      F-4

                  Statements of Cash Flows                                F-5

                  Notes to Financial Statements                           F-7

Item 2.           Management's Discussion and Analysis of                F-11
                  Financial Condition and Results
                  of Operations


                  SIGNATURES

PROJECTAVISION, INC
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                               December 31,               June 30,
                                                                                                  1997                      1998
                                                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                $  1,331,925             $    566,475
     Accounts receivable - net of Allowance                                                        377,608                  196,650
     Inventory                                                                                   1,857,604                2,100,695
     Investments                                                                                      --                       --
     Other current assets                                                                        1,001,629                1,510,213
                                                                                              ------------             ------------
        Total Current Assets                                                                     4,568,766                4,374,033
PROPERTY AND EQUIPMENT
     Furniture, fixtures and equipment                                                             127,128                   68,421
     Tooling                                                                                     5,907,288                5,977,148
     Computers and software                                                                        259,048                  268,088
     Assets under capital leases                                                                    47,989                   47,989
     Leasehold improvements                                                                        185,030                  185,030
                                                                                              ------------             ------------
                                                                                                 6,526,483                6,546,676
     Less:  Accumulated depreciation and amortization                                              851,250                1,209,975
                                                                                              ------------             ------------
        Property and equipment, net                                                              5,675,233                5,336,701

OTHER ASSETS                                                                                       168,358                1,817,109
                                                                                              ------------             ------------
        TOTAL ASSETS                                                                          $ 10,412,357             $ 11,527,843
                                                                                              ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                         $  2,466,676             $  2,305,715
     Accrued liabilities                                                                         1,070,638                  685,759
     Current portion of capital lease obligations                                                   15,229                   16,512
                                                                                              ------------             ------------
        Total Current Liabilities                                                                3,552,543                3,007,986
                                                                                              ------------             ------------
LONG-TERM LIABILITIES
     Long-term portion of capital lease obligations                                                 22,851                   14,261
     Other Long-Term Liabilities                                                                   250,000                  250,000
     Convertible Debt                                                                              900,000                  275,000
                                                                                              ------------             ------------
     Total Long-term Liabilities                                                                 1,172,851                  539,261
                                                                                              ------------             ------------

TOTAL LIABILITIES                                                                                4,725,394                3,547,247

COMMITMENTS AND CONTINGENCIES                                                                         --                       --

STOCKHOLDERS' EQUITY
     Preferred Stock
       Series A Preferred Stock, $.01 par value
          100 shares authorized, 100 shares issued
          ($100,000 liquidation preference)                                                           --                       --
       Series B Preferred Stock,  $.01 par value, 434,667 shares
          authorized,  351,258 shares outstanding as of December 31, 1997
         and June 30, 1998 ($ 1,756,290 liquidation preference)                                      3,512                    3,512
       Series D Preferred Stock, $100 par value, 60,000 shares
          authorized; 51,000 shares issued on December 31, 1997
          and 41,000 on June 30, 1998 ($100 per share liquidation preference)                    5,100,000                4,100,000
       Series E Preferred Stock, $1000 par value, 1,650 shares
          authorized; 1,650 shares issued on December 31, 1997
          and June 30, 1998 ($1,000 per share liquidation preference)                            1,650,000                1,650,000
       Series F Preferred Stock, $1000 par value, 2,850 shares
          authorized; 2,850 shares issued on June 30, 1998
          ($1,000 per share liquidation preference)                                                   --                  2,850,000
       Series G Preferred Stock, $1000 par value, 2,400 shares
          authorized; 2,400 shares issued on June 30, 1998
          ($1,000 per share liquidation preference)                                                   --                  2,400,000
     Common stock $.0001 par value - 50,000,000 shares
       authorized; 19,998,997 and 23,661,656 issued and
       outstanding in 1997 and 1998 respectively                                                     1,999                    2,366
     Additional paid-in capital                                                                 44,535,906               48,302,660
     Accumulated Deficit                                                                       (45,604,454)             (51,327,942)
                                                                                              ------------             ------------
        Total Stockholders' Equity                                                               5,686,963                7,980,596
                                                                                              ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 10,412,357             $ 11,527,843
                                                                                              ============             ============

See notes to financial statements
                                       F-2

PROJECTAVISION, INC
STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                           -------------------------------         -----------------------------
                                                                1997              1998                 1997           1998

REVENUE                                                    $     44,800       $    162,857       $     50,400       $    579,300
                                                           ------------       ------------       ------------       ------------


LESS: COST OF SALES                                              45,337            153,362             50,407            508,267
                                                           ------------       ------------       ------------       ------------

GROSS PROFIT                                                       (537)             9,495                 (7)            71,033

OPERATING EXPENSES
      General and administrative                                929,865            905,170          1,647,186          1,701,565
      Salaries                                                  358,486            406,222            721,393            814,259
      Legal fees                                                573,517            570,035            743,636            672,933
      Depreciation                                              400,061            181,488            425,663            358,725
      Research and development                                  124,998            614,392            191,988            730,298
      Patent and license expense                                137,655             22,325            182,521             72,646
                                                           ------------       ------------       ------------       ------------
Total Operating Expenses                                      2,524,582          2,699,632          3,912,387          4,350,426
                                                           ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                                         (2,525,119)        (2,690,137)        (3,912,394)        (4,279,393)
                                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
      (Provision for)/recovery of
             allowances on advances                                  --            104,386                 --            378,857
      Interest income                                            53,100              4,853            130,755             16,246
      Interest expense - 8% Debentures                          (31,912)            (7,448)           (58,409)           (14,451)
      Interest expense - Amortization of debt expense           (47,917)            (4,250)           (89,122)           (16,250)
                                                           ------------       ------------       ------------       ------------
Other income/(expense) - Net                                    (26,729)            97,541            (16,776)           364,402
                                                           ------------       ------------       ------------       ------------
Net Loss                                                     (2,551,848)        (2,592,596)        (3,929,170)        (3,914,991)

Dividends on Preferred Stock                                   (594,361)        (1,475,425)        (1,684,401)        (1,808,497)
                                                           ------------       ------------       ------------       ------------
Net Loss Attributable to Common Shareholders               $ (3,146,209)      $ (4,068,021)      $ (5,613,571)      $ (5,723,488)
                                                           ============       ============       ============       ============

Net Loss per Share Attributable
            to Common Shareholders                         $       (.19)      $       (.18)      $       (.34)      $       (.26)
                                                           ============       ============       ============       ============

AVERAGE NUMBER OF SHARES
   OUTSTANDING                                               16,765,341         22,869,544         16,465,513         21,713,928
                                                           ============       ============       ============       ============

See Notes to Financial Statements

PROJECTAVISION, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                               SERIES A             SERIES B             SERIES C            SERIES D
                                            PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK     PREFERRED STOCK
                                           SHARES    AMOUNT     SHARES     AMOUNT    SHARES     AMOUNT   SHARES       AMOUNT



BALANCE, DECEMBER 31, 1995                     100     $ -       385,982   $ 3,859     0         $ -        0   -      $ -

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK                                                   7,500          8
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES
NET LOSS
                                           -------- ---------- ---------- --------- --------- ----------------------------------
BALANCE,  DECEMBER 31, 1996                    100          0    385,982     3,859     7,500          8         0             0

CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                      (34,724)     (347)
SERIES C PREFERRED STOCK CONVERSION                                                   (7,500)        (8)
ISSUANCE OF SERIES D PREFERRED STOCK                                                                       51,000     5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
NET LOSS
                                           -------- ---------- ---------- --------- --------- ----------------------------------
BALANCE, DECEMBER 31, 1997                     100          0    351,258     3,512         0          0    51,000     5,100,000


ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS
CONVERSION OF SERIES D PREFERRED STOCK                                                                     (2,000)     (200,000)
ISSUANCE OF SERIES F PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES F PREFERRED STOCK
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES F PREFERRED STOCKHOLDERS
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
NET LOSS
                                           -------- ---------- ---------- --------- --------- ----------------------------------
BALANCE, MARCH 31, 1998                        100         $0    351,258    $3,512         0         $0    49,000    $4,900,000

ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF SERIES D PREFERRED STOCK                                                                     (8,000)     (800,000)
ISSUANCE OF SERIES G PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES F PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES G PREFERRED STOCK
FINANCING COST FOR SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES G PREFERRED STOCKHOLDERS
NET LOSS
                                           -------- ---------- ---------- --------- --------- ----------------------------------
BALANCE, JUNE 30, 1998                         100         $0    351,258    $3,512         0         $0    41,000    $4,100,000
                                           ======== ========== ========== ========= ========= ==================================


                                                      SERIES E               SERIES F                    SERIES G
                                                  PREFERRED STOCK        PREFERRED STOCK             PREFERRED STOCK
                                                 SHARES      AMOUNT      SHARES        AMOUNT         SHARES        AMOUNT



BALANCE, DECEMBER 31, 1995                       0       -  $ -           0   -        $ -            0          -  $ -

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES C PREFERRED STOCK
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES
NET LOSS
                                              ---------------------- ------------ -------------  ------------- -------------
BALANCE,  DECEMBER 31, 1996                          0            0            0             0              0             0

CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK
SERIES C PREFERRED STOCK CONVERSION
ISSUANCE OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES E PREFERRED STOCK             1,650    1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES
  D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES
  E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
NET LOSS
                                              --------- ------------ ------------ -------------  ------------- -------------
BALANCE, DECEMBER 31, 1997                       1,650    1,650,000            0             0              0             0


ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS
CONVERSION OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES F PREFERRED STOCK                                       2,850     2,850,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES
   F PREFERRED STOCK
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES
   F PREFERRED STOCKHOLDERS
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
NET LOSS
                                              --------- ------------ ------------ -------------  ------------- -------------
BALANCE, MARCH 31, 1998                          1,650   $1,650,000        2,850    $2,850,000              0            $0

ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES G PREFERRED STOCK                                                                    2,400     2,400,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES G PREFERRED STOCK
FINANCING COST FOR SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES
  G PREFERRED STOCKHOLDERS
NET LOSS
                                              --------- ------------ ------------ -------------  ------------- -------------
BALANCE, JUNE 30, 1998                           1,650   $1,650,000        2,850    $2,850,000          2,400    $2,400,000
                                              ========= ============ ============ =============  ============= =============


                                                                            ADDITIONAL      ACCUMULATED
                                                     COMMON STOCK            PAID IN          DEFICIT
                                                  SHARES      AMOUNT          CAPITAL                         TOTAL



BALANCE, DECEMBER 31, 1995                      12,388,790    $ 1,239    $ 24,318,651   $ (20,641,044)  $ 3,682,705

ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                   37,666          4         154,389        (154,393)            0
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                 1,772,945        177       3,020,298                     3,020,475
ISSUANCE OF SERIES C PREFERRED STOCK                                        7,499,992                     7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                       (500,000)                     (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                    (123,750)     (123,750)
EXERCISE OF STOCK OPTIONS                           30,000          3          24,372                        24,375
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                                   3,333,333                     3,333,333
AMORTIZATION OF DISCOUNT (DIVIDEND)
   ON SERIES C PREFERRED STOCK                                              2,357,188      (2,357,188)            8
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES                                 385,800                       385,800
NET LOSS                                                                                  (10,880,893)  (10,880,893)
                                              ------------- ---------- --------------- --------------- -------------
BALANCE,  DECEMBER 31, 1996                     14,229,401      1,423      40,594,023     (34,157,268)    6,442,045

CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                         34,724          3             344                             0
SERIES C PREFERRED STOCK CONVERSION              4,881,656        489            (481)                            0
ISSUANCE OF SERIES D PREFERRED STOCK                                                                      5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                                                      1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES C PREFERRED STOCK                                                 478,248        (478,248)            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES D PREFERRED STOCK                                               1,700,000      (1,700,000)            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES E PREFERRED STOCK                                                 550,000        (550,000)            0
ISSUANCE OF WARRANTS TO SERIES D
  PREFERRED STOCKHOLDERS                                                      232,620        (232,620)            0
FINANCING COST FOR SERIES D PREFERRED STOCK                                   (75,000)                      (75,000)
ISSUANCE OF WARRANTS TO SERIES E
  PREFERRED STOCKHOLDERS                                                       48,900         (48,900)            0
ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS          66,740          6         147,492        (147,498)            0
ISSUANCE OF COMMON STOCK FOR SERVICES               50,000          5          96,870                        96,875
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                   726,476         73         762,890                       762,963
NET LOSS                                                                                   (8,289,920)   (8,289,920)
                                              ------------- ---------- --------------- --------------- -------------
BALANCE, DECEMBER 31, 1997                      19,988,997      1,999      44,535,906     (45,604,454)    5,686,963


ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS          72,041          7          70,161         (70,168)            0
CONVERSION OF SERIES D PREFERRED STOCK             336,896         34         199,966                             0
ISSUANCE OF SERIES F PREFERRED STOCK                                                                      2,850,000
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES F PREFERRED STOCK                                                 195,404        (195,404)            0
FINANCING COST FOR SERIES D PREFERRED STOCK                                  (317,490)                     (317,490)
ISSUANCE OF WARRANTS TO SERIES F
  PREFERRED STOCKHOLDERS                                                       67,500         (67,500)            0
CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                   954,042         95         718,595                       718,690
NET LOSS                                                                                   (1,322,395)   (1,322,395)
                                              ------------- ---------- --------------- --------------- -------------
BALANCE, MARCH 31, 1998                         21,351,976     $2,135     $45,470,042    ($47,259,921)   $7,615,768

ISSUANCE OF COMMON STOCK                           666,667         67         499,933                       500,000
ISSUANCE OF COMMON STOCK FOR SERVICES              141,635         14         225,410                       225,424
CONVERSION OF SERIES D PREFERRED STOCK           1,501,378        150         799,850                             0
ISSUANCE OF SERIES G PREFERRED STOCK                                                                      2,400,000
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES F PREFERRED STOCK                                                 370,454        (370,454)            0
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES G PREFERRED STOCK                                               1,028,571      (1,028,571)            0
FINANCING COST FOR SERIES G PREFERRED STOCK                                  (168,000)                     (168,000)
ISSUANCE OF WARRANTS TO SERIES G
  PREFERRED STOCKHOLDERS                                                       76,400         (76,400)            0
NET LOSS                                                                                   (2,592,596)   (2,592,596)
                                              ------------- ---------- --------------- --------------- -------------
BALANCE, JUNE 30, 1998                          23,661,656     $2,366     $48,302,660    ($51,327,942)   $7,980,596
                                              ============= ========== =============== =============== =============

See Notes to Financial Statements

PROJECTAVISION, INC
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            Six Months Ended June 30,
                                                                      -----------------------------------
                                                                             1997                 1998
                                                                                               (Unaudited)
OPERATING ACTIVITIES
     Net loss                                                            $(3,929,170)          $(3,914,991)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
      Depreciation and amortization                                          514,784               374,975
      Issuance of common stock for services                                     --                 225,410
      Allowance taken on investment in unconsolidated affiliate                 --                (378,857)
      Other noncash operating expenses/(income)                                 --                 356,901
     Asset and liability management
       Changes in other operating assets                                    (526,058)             (242,925)
       Changes in accounts receivable                                                              180,958
       Changes in inventories                                                                     (243,091)
       Accounts payable and other liabilities                               (281,177)             (553,147)
                                                                         -----------           -----------

      Net cash used in operating activities                               (4,221,621)           (4,194,767)
                                                                         -----------           -----------

INVESTING ACTIVITIES
     Capital expenditures                                                 (1,409,061)              (20,193)
     Deposit on Asset Purchase Agreement                                        --              (1,815,000)
     Purchases and redemption of government securities                     1,365,586                  --
                                                                         -----------           -----------

      Net cash (used in)/provided by investing activities                    (43,475)           (1,835,193)
                                                                         -----------           -----------
FINANCING ACTIVITIES
     Issuance of common stock                                                   --                 500,000
     Repayment of convertible debt                                          (100,000)                 --
     Issuance of preferred stock                                           3,500,000             5,250,000
     Issuance Fees                                                              --                (485,490)
                                                                         -----------           -----------

      Net cash provided by financing activities                            3,400,000             5,264,510
                                                                         -----------           -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                            (865,096)             (765,450)

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                               1,060,283             1,331,925
                                                                         -----------           -----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                  $   195,187           $   566,475
                                                                         ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                            $    58,409           $     3,634
                                                                         ===========           ===========

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

In 1998, the Company issued 72,041 shares of its common stock with a value of $70,168 as payment for the dividend on its series B convertible stock. In addition, the Company issued 1,838,274 shares of its common stock to retire 10,000 shares of Series D convertible preferred stock. The Company issued 954,042 shares of common stock in connection with retiring $ 760,000 of convertible debt, leaving a face value on the debt of $ 140,000. 150,000 warrants with a value of $ 67,500 were issued in connection with the Series F Convertible Preferred Stock, and 250,000 warrants with a value of $ 76,400 were issued in connection with the Series G Convertible Preferred Stock. 666,667 shares of common stock were sold for gross proceeds of $ 500,000. 141,635 shares of common stock were issued for services.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

         The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented.


2.       REVENUE

         Revenue for the periods ended June 30, 1997 and 1998 consisted of sales of the Digital Home Theater, the Company's principle product.


3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         At June 30, 1998, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $ 275,000 and a fair value of $ 366,667.


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

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         In January, 1998, Tamarack was acquired by Manhattan Scientifics, Inc.("MSI"), a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for approximately 43 million shares of MSI. Simultaneously therewith, an additional 5 million shares were sold to the public by MSI, resulting in aggregate gross proceeds of $1 million. Further, in connection with the transaction, the Company's $1,500,000 loan plus accrued interest thereon was exchanged for convertible preferred stock of MSI. Each share of convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. Subsequent to the closing of this transaction, MSI issued an aggregate of 7.2 million shares to purchase patents in a portable fuel cell technology which MSI is planning to develop commercially.

         In July 1998, the Company sold its common shares in MSI to an institutional investor for $ 2 million in net proceeds, concurrent with the investor making a commitment to secure an additional $1 million equity capital investment into MSI. The Company intends to use the proceeds from the sale of its MSI shares as working capital for general operations. The gain is to be recognized in the third quarter of 1998. The Company also converted its preferred stock into approximately
         9 million MSI common shares. The result of these transactions was to reduce the Company's ownership position in MSI to approximately 12%, and, accordingly, at June 30,1998, MSI is not consolidated but rather has been accounted for under th equity method, as the Company's control of MSI was temporary.

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

                                                                                                                   Original
                                                                            Six Months Ended June 30, 1998       Total to Vest
                                                                            ------------------------------       -------------
                  Dividend accretion on Series C Preferred Stock                      $    0                     $    492,650
                  Amortization of Warrants on Series C Preferred Stock                     0                          290,000
                  Amortization of Discount on Series C Preferred Stock                     0                        2,500,000

         In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000, resulting in net proceeds to the Company of $ 3,500,000. In October, 1997, these 35,000 Series D shares were sold to two other foreign institutional investor. In December 1997, the Company issued an additional 16,000 shares of 6% Series D convertible preferred stock to the same institutional investors for a purchase price of $ 1,600,000, resulting in net proceeds to the Company of $ 1,525,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $ 410,000 of Series D Preferred Stock subsequent to June 30, 1998, there currently remains $ 3,690,000 in Series D Preferred Stock outstanding.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                              Six Months Ended June 30, 1998            Total to Vest
                                                              ------------------------------            -------------
         Amortization of Warrants on Series D Preferred Stock             0                                  232,620
         Amortization of Discount on Series D Preferred Stock             0                                1,700,000

         In July of 1997, the Company issued 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for a purchase price of $ 1,000,000, resulting in net proceeds to the Company of $ 1,000,000. In December 1997, the Company issued an additional 650 shares of 8% Series E convertible preferred stock to the same foreign institutional investor for a purchase price of $ 650,000, resulting in net proceeds to the Company of $ 650,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $ 140,000 of Series E Preferred Stock subsequent to June 30, 1998, there currently remains $ 1,510,000 in Series E Preferred Stock outstanding

                                                                       Six Months Ended June 30, 1998    Total to Vest
                                                                       ------------------------------    -------------
                  Amortization of Warrants on Series E Preferred Stock              0                        48,900
                  Amortization of Discount on Series E Preferred Stock              0                       550,000

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

                                                                        Six Months Ended June 30, 1998     Total to Vest
                                                                        ------------------------------     -------------
                  Amortization of Warrants on Series F Preferred Stock               67,500                    67,500
                  Amortization of Discount on Series F Preferred Stock              195,404                   950,000

         In May of 1998, the Company issued 2,000 shares of 8% Series G convertible preferred stock to one foreign institutional investor for a purchase price of $ 2,000,000, resulting in net proceeds to the Company of $ 1,860,000 after issuance fees. In June 1998 the Company completed another private placement of preferred stock for gross proceeds of $0.4 million, resulting in net proceeds of $ 376,000. The Series G Preferred Stock is convertible into Common Stock at a 30% discount to the then current market price of the Company's Common Stock at the time of conversion.

                                                                         Six Months Ended June 30, 1998    Total to Vest
                                                                         ------------------------------    -------------
                  Amortization of Warrants on Series G Preferred Stock               76,400                     76,400
                  Amortization of Discount on Series G Preferred Stock            1,028,571                  1,028,571

     7. CONVERTIBLE DEBT

         In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The Company recognized as interest expense the 25% discount on the conversion into common stock equal to $ 3,333,333 in 1996. In 1996 the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.6 million in convertible debt. In January 1997, the Company retired $ 100,000 of convertible debt for cash. During 1997, the Company issued an additional 476,034 shares of its common stock in exchange for retiring $0.6 million of convertible debt. In January 1998, the Company issued 954,042 shares of its common stock in exchange for retiring $ 625,000 of convertible debt. After giving effect to the conversion of an aggregate of $ 135,000 of subordinated debt subsequent to June 30, 1998, there currently remains $ 140,000 in convertible debt outstanding.

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         The future minimum rental commitments as of June 30, 1998 are as follows:

                  Year                                Amount
                  ----                                ------

                  1998                              $ 139,974


         In January 1998 the Company signed a definitive agreement to acquire substantially all of the assets of Vidikron Industries, S.p.A. ("Vidikron") relating to its video business, including its U.S. distribution subsidiary, Vidikron of America, Inc. In accordance with the definitive acquisition agreement, the Company has advanced Vidikron $ 1,000,000 on a non-refundable basis. In April 1998 the Company entered into an agreement with Vidikron extending the closing date of the transaction from April 30, 1998 to July 31, 1998, subject to further automatic additional extension of up to an additional sixty
         (60) days to September 30, 1998 under certain circumstances ("The April Extension"). Pursuant to the April Extension, the Company has advanced to Vidikron an additional $ 1,000,000 non-refundable payment towards the purchase price. The Company made installments of $ 815,000 prior to June 30, 1998 in connection with this additional $ 1,000,000 payment. The closing of the acquisition is expressly subject to the satisfactory completion by the Company of all due diligence and obtaining the requisite financing to complete the transaction. There can be no assurance that the Company will be satisfied upon its completion of its due diligence, that it will be able to secure the necessary financing, or that it will otherwise be able to effect the acquisition of Vidikron.

         In June 1995 and August of 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October of 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of
         Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 the class action suit was dismissed with prejudice by the U.S. District Court in New York. Plaintiffs subsequently filed a notice of appeal with the Second Circuit Appellate Court. Thereafter, in July 1998, the case was settled with the individual plaintiffs at no cost to the Company other than litigation costs.

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

         There is currently no litigation outstanding with respect to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

         The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had working capital of $1,366,047. To date, the Company has funded its operations primarily from sales of capital stock. In February 1998, the Company completed a private placement of preferred stock for gross proceeds of $2.85 million resulting in net proceeds of $2.53 million. In April 1998 the Company completed a private placement of common stock of $ 0.5 million. In May 1998 the Company completed a private placement of preferred stock for gross proceeds of $ 2.0 million, resulting in net proceeds of $1.86 million. In June 1998 the Company completed another private placement of preferred stock for gross proceeds of $0.4 million, resulting in net proceeds of $ 376,000. These sales of capital stock along with existing cash balances primarily funded the net cash used in operating activities of $4.2 million and the $ 1.8 million advance to Vidikron made pursuant to the definitive acquisition agreement As of June 30, 1998, the Company had cash and cash equivalents of $ 566,475. In the opinion of management, the Company has sufficient funds or will be able to raise sufficient funds based on history to fund future operations.

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

Results of Operations


         January 1, 1998 to June 30, 1998

         The Company had revenues of $ 579,300 for the six month period ended June 30, 1998, all of which was from the sale of the Digital Home Theater and accessories. Cost of goods sold of $ 508,267 resulted in gross profit of $71,033, which was adversely affected by the initial cost of the Texas Instruments light engine, the principle component of the Digital Home Theater. During this period, the Company completed development and began the initial production run of a second-generation product, the Series II Digital Home Theatre.

         During this period, the Company incurred cash expenses of $ 3,610,581. With respect to the amount spent in the first six months of 1998 versus the amounts in the comparable period in 1997, the increase in general and administrative expense is due to increased participation in trade shows, higher salaries reflects the addition of marketing personnel, higher legal fees are related to the costs of settling the litigation with a former officer, and higher R&D is associated with development of the Series II product. The Company also incurred non-cash expenses of $ 756,095 during the period a) for depreciation, which was higher than in the first six months of 1997 due to a full six months of depreciation of the tooling for the Digital Home Theater in 1998, b) for the expensing of inventory not usable in the Series II product, and
c) for the issuance of stock principally for legal services. The Company also recorded $ 1,808,490 in dividends on the Series B, Series F , and Series G Convertible Preferred Stock in connection with recognizing the dividends on the Series B, the discount on the Series F and Series G conversion feature, and the warrants issued in connection with the Series F and Series G Preferred Stock.


         January 1, 1997 to June 30, 1997

         The Company had revenues of $ 50,400 for the six month period ended June 30, 1997 which was from the sale of the Digital Home Theater. Cost of goods sold of $ 50,407 resulted in negative gross profits of $ 7, which was adversely affected by the initial cost of the Texas Instruments light engine. During this period, the Company incurred cash expenses of $3,486,724. The Company incurred non-cash expenses of $ 425,663 during the period for depreciation The Company also recorded $1,684,401 in dividends on the Series C and D Convertible Preferred Stock in connection with recognizing the discount on the conversion feature, for warrants issued in connection with the issuance of Series D Convertible Preferred Stock, and for Series B Preferred Stock Dividends.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 12th day of August, 1998.

                                       PROJECTAVISION, INC.


                                       By: /s/ Martin Holleran
                                           --------------------------------
                                       Martin Holleran, President
                                       Chief Executive Officer and Director


                                       By: /s/ Jules Zimmerman
                                           --------------------------------
                                       Jules Zimmerman
                                       Secretary, Chief Financial Officer,
                                       and Director