Form 10-Q
period 1998-09-30
PROJECTAVISION INC
filed 1998-11-16
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended September 30, 1998
                      ------------------

Commission File Number 33-33997
                       --------

                               Projectavision Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                              13-3499909
-------------------------------             -------------------
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

Yes  X            No
    ---

As of November 16, 1998, there were 31,819,754 shares of the Registrant's common stock outstanding.

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

           Statements of Stockholders' Equity                       F-4

           Statements of Cash Flows                                 F-5

           Notes to Financial Statements                            F-7

Item 2.    Management's Discussion and Analysis of                  F-11
           Financial Condition and Results
           of Operations

PART II - OTHER INFORMATION

Item 5.    Other Information                                        F-12

SIGNATURES

PROJECTAVISION, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   December 31,           September 30,
                                                                                       1997                   1998
                                                                                   ------------           -------------
                                                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 1,331,925            $ 1,050,287
  Accounts receivable-net of allowances                                                  377,608                261,207
  Inventory                                                                            1,857,604              1,950,893
  Investments                                                                                  -                      -
  Other current assets                                                                 1,001,629              1,028,341
                                                                                     -----------            -----------
   Total Current Assets                                                                4,568,766              4,290,728

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                      127,128                 68,421
  Tooling                                                                              5,907,288              6,010,078
  Computers and software                                                                 259,048                268,088
  Assets under capital leases                                                             47,989                 47,989
  Leasehold improvements                                                                 185,030                185,030
                                                                                     -----------            -----------
                                                                                       6,526,483              6,579,606
  Less:  Accumulated depreciation and amortization                                       851,250              1,392,286
                                                                                     -----------            -----------
   Property and equipment, net                                                         5,675,233              5,187,320
OTHER ASSETS                                                                             168,358              2,002,108
                                                                                     -----------            -----------
   TOTAL ASSETS                                                                      $10,412,357            $11,480,156
                                                                                     ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $ 2,466,676            $ 2,343,720
  Accrued liabilities                                                                  1,070,638                405,137
  Current portion of capital lease obligations                                            15,229                 17,193
                                                                                     -----------            -----------
   Total Current Liabilities                                                           3,552,543              2,766,050
                                                                                     -----------            -----------

LONG-TERM LIABILITIES
  Long-term portion of capital lease obligations                                          22,851                  9,699
  Other Long-Term Liabilities                                                            250,000                250,000
  Convertible Debt                                                                       900,000                140,000
                                                                                     -----------            -----------
   Total Long-term Liabilities                                                         1,172,851                399,699
                                                                                     -----------            -----------
TOTAL LIABILITIES                                                                      4,725,394              3,165,749

COMMITMENTS AND CONTINGENCIES                                                                  -                      -

STOCKHOLDERS' EQUITY
  Preferred Stock
  Series A Preferred Stock, $.01 par value
     100 shares authorized, 100 shares issued
     ($100,000 liquidation preference)                                                         -                      -
  Series B Preferred Stock,  $.01 par value, 434,667 shares
     authorized,  351,258 shares outstanding as of December 31, 1997
     and September 30, 1998 ($ 1,756,290 liquidation preference)                           3,512                  3,512
  Series D Preferred Stock, $100 par value, 60,000 shares
     authorized; 51,000 shares issued on December 31, 1997
     and 36,900 on September 30, 1998 ($100 per share liquidation preference)          5,100,000              3,690,000
  Series E Preferred Stock, $1,000 par value, 1,650 shares
     authorized; 1,650 shares issued on December 31, 1997
     and 1,510 on September 30, 1998 ($1,000 per share liquidation preference)         1,650,000              1,510,000
  Series F Preferred Stock, $1,000 par value, 2,850 shares
     authorized; 2,850 shares issued on September 30, 1998
     ($1,000 per share liquidation preference)                                                 -              2,850,000
  Series G Preferred Stock, $1,000 par value, 2,400 shares
     authorized; 2,400 shares issued on September 30, 1998
     ($1,000 per share liquidation preference)                                                 -              2,400,000
Common stock $.0001 par value - 50,000,000 shares
  authorized; 19,998,997 and 31,819,751 issued and
  outstanding in 1997 and 1998 respectively                                                1,999                  3,181
Additional paid-in capital                                                            44,535,906             49,372,834
Accumulated Deficit                                                                  (45,604,454)           (51,515,120)
                                                                                     -----------            -----------
   Total Stockholders' Equity                                                          5,686,963              8,314,407
                                                                                     -----------            -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $10,412,357            $11,480,156
                                                                                     ===========            ===========

                        See Notes to Financial Statements

PROJECTAVISION, INC
STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                              --------------------------------   ----------------------------------
                                                 1997            1998                 1997              1998
                                              ---------         --------            --------          --------
REVENUE                                     $   358,784      $   352,470         $   409,889       $   931,770
                                            -----------      -----------         -----------       -----------
LESS: COST OF SALES                             344,517          280,805             395,629           789,072
                                            -----------      -----------         -----------       -----------
GROSS PROFIT                                     14,267           71,665              14,260           142,698

OPERATING EXPENSES
  General and administrative                    600,340          680,913           2,257,628         2,382,479
  Salaries                                      445,642          392,725           1,167,036         1,206,983
  Legal fees                                    304,935           65,543           1,048,571           738,476
  Depreciation                                  (13,558)         182,311             412,105           541,036
  Research and development                      304,750          134,114             486,634           864,412
  Patent and license expense                     21,679            9,112             204,200            81,758
                                            -----------      -----------         -----------       -----------
Total Operating Expenses                      1,663,788        1,464,718           5,576,174         5,815,144
                                            -----------      -----------         -----------       -----------
LOSS FROM OPERATIONS                         (1,649,521)      (1,393,053)         (5,561,914)       (5,672,446)
                                            -----------      -----------         -----------       -----------
OTHER INCOME (EXPENSE)
  (Provision for)/recovery of
    allowances on advances                     (100,000)       1,563,433            (100,000)        1,942,290
  Interest income                                28,030           16,827             158,784            33,073
  Interest expense - 8% Debentures              (31,781)          (1,796)            (90,190)          (16,247)
  Interest expense - Amortization of
    debt expense                                      -                -             (89,122)          (16,250)
                                            -----------      -----------         -----------       -----------
Other income/(expense) - Net                   (103,751)       1,578,464            (120,528)        1,942,866
                                            -----------      -----------         -----------       -----------
Net Income/(Loss)                            (1,753,272)         185,411          (5,682,442)       (3,729,580)

Dividends on Preferred Stock                   (473,895)        (372,589)         (2,158,296)       (2,181,059)
                                            -----------      -----------         -----------       -----------
Net Loss Attributable to Common
  Shareholders                              $(2,227,167)      $ (187,178)        $(7,840,738)      $(5,910,639)
                                            ===========      ===========         ===========       ===========

Net Loss per Share Attributable
  to Common Shareholders                          $(.12)           $(.01)              $(.45)            $(.25)
                                            ===========      ===========         ===========       ===========
AVERAGE NUMBER OF SHARES
   OUTSTANDING                               19,009,450       28,842,100          17,595,111        24,098,721
                                            ===========      ===========         ===========       ===========



                       See Notes to Financial Statements

PROJECTAVISION, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                     Series A            Series B           Series C            Series D           Series E
                                  Preferred Stock     Preferred Stock    Preferred Stock     Preferred Stock    Preferred Stock
                                  Shares    Amount    Shares   Amount    Shares    Amount    Shares    Amount   Shares   Amount
                                  ------    ------    ------   ------    ------    ------    ------    ------   ------   ------
Balance, December 31, 1995         100      $ -      385,982  $ 3,859          0   $ -             0   $ -            0   $ -
Issuance of Common Stock
  for Preferred Stock Dividends
Conversion of 8% Debentures into
  Common Stock
Issuance of Series C Preferred
  Stock                                                                    7,500      8
Series C Preferred Stock
  Placement Fee
Cash Dividend on Series C
  Preferred Stock
Exercise of Stock Options
Amortization of Discount on
  8% Debentures
Amortization of Discount (Dividend)
 on Series C Preferred Stock
Issuance of Warrants and Options
 for Services
Net Loss
                                  ------    ------  --------   ------    ------    ------    -------  ---------  ------ -----------
Balance, December 31, 1996           100         0   385,982    3,859      7,500       8           0          0       0           0
Conversion of Series B Preferred
  Stock into Common Stock                            (34,724)    (347)
Series C Preferred Stock
  Conversion                                                              (7,500)     (8)
Issuance of Series D
  Preferred Stock                                                                             51,000  5,100,000
Issuance of Series E
 Preferred Stock                                                                                                  1,650   1,650,000
Amortization of Discount (Dividend)
 on Series C Preferred Stock
Amortization of Discount (Dividend)
 on Series D Preferred Stock
Amortization of Discount (Dividend)
 on Series E Preferred Stock
Issuance of Warrants to Series D
 Preferred Stockholders
Financing Cost for Series D
 Preferred Stock
Issuance of Warrants to Series E
 Preferred Stockholders
Issuance of Common Stock for
 Series B Preferred Stock Dividends
Issuance of Common Stock for Services
Conversion of 8% Debentures into
 Common Stock
Net Loss
                                  ------    ------  --------   ------    -------    ------    -------  ---------  ------ ----------
Balance, December 31, 1997           100         0   351,258    3,512          0       0       51,000  5,100,000   1,650  1,650,000
Issuance of Common Stock for
 Series B Preferred Stock Dividends
Conversion of Series D
 Preferred Stock                                                                               (2,000)  (200,000)
Issuance of Series F
 Preferred Stock
Amortization of Discount (Dividend)
 on Series F Preferred Stock
Financing Cost for Series D
 Preferred Stock
Issuance of Warrants to Series F
 Preferred Stockholders
Conversion of 8% Debentures into
 Common Stock
Net Loss
                                  ------    ------  --------   ------    -------    ------    -------  ---------  ------ ----------
Balance, March 31, 1998              100        $0   351,258   $3,512          0      $0       49,000 $4,900,000   1,650 $1,650,000

[CONTINUED FROM PREVIOUS PAGE]

                                     Series A            Series B           Series C            Series D           Series E
                                  Preferred Stock     Preferred Stock    Preferred Stock     Preferred Stock    Preferred Stock
                                  Shares    Amount    Shares   Amount    Shares    Amount    Shares    Amount   Shares   Amount
                                  ------    ------    ------   ------    ------    ------    ------    ------   ------   ------
Issuance of Common Stock
Issuance of Common Stock
 for Services
Conversion of Series D
 Preferred Stock                                                                               (8,000)  (800,000)
Issuance of Series G
 Preferred Stock
Amortization of Discount (Dividend)
 on Series F Preferred Stock
Amortization of Discount (Dividend)
 on Series G Preferred Stock
Financing Cost for Series G
 Preferred Stock
Issuance of Warrants to Series G
 Preferred Stockholders
Net Loss
                                  ------    ------  --------   ------    -------    ------    -------  ---------  ------ ----------
Balance, June 30, 1998               100        $0   351,258   $3,512          0      $0       41,000 $4,100,000   1,650 $1,650,000
Conversion of 8% Debentures into
 Common Stock
Conversion of Series D
 Preferred Stock                                                                               (4,100)  (410,000)
Conversion of Series E
 Preferred Stock                                                                                                    (140)  (140,000)
Issuance of Common Stock for
 Series B Preferred Stock Dividends
Issuance of Additional Common Stock
 in Connection with 2Q Stock Issue
Amortization of Discount (Dividend)
 on Series F Preferred Stock
Issue Shares to Series G
 Preferred Stockholder
Net Loss
                                  ------    ------  --------   ------    -------    ------    -------  ---------  ------ ----------
Balance, September 30, 1998          100        $0   351,258   $3,512          0      $0       36,900 $3,690,000   1,510 $1,510,000
                                  ======    ======  ========   ======    =======    ======    =======  =========  ====== ==========

[RESTUBBED TABLE FROM ABOVE]

                                      Series F           Series G                           Additional
                                   Preferred Stock   Preferred Stock      Common Stock       Paid in      Accumulated
                                   Shares   Amount   Shares   Amount   Shares      Amount    Capital        Deficit       Total
                                   ------   ------   ------   ------   ------      ------   -----------   -----------     -----
Balance, December 31, 1995          0       $ -        0      $ -   12,388,790   $ 1,239   $24,318,651   $(20,641,044)   $3,682,705
Issuance of Common Stock
  for Preferred Stock Dividends                                         37,666         4       154,389       (154,393)            0
Conversion of 8% Debentures into
  Common Stock                                                       1,772,945       177     3,020,298                    3,020,475
Issuance of Series C Preferred
  Stock                                                                                      7,499,992                    7,500,000
Series C Preferred Stock
  Placement Fee                                                                               (500,000)                    (500,000)
Cash Dividend on Series C
  Preferred Stock                                                                                            (123,750)     (123,750)
Exercise of Stock Options                                               30,000         3        24,372                       24,375
Amortization of Discount on
  8% Debentures                                                                              3,333,333                    3,333,333
Amortization of Discount (Dividend
 on Series C Preferred Stock                                                                 2,357,188     (2,357,188)            0
Issuance of Warrants and Options
 for Services                                                                                  385,800                      385,800
Net Loss                                                                                                  (10,880,893)  (10,880,893)
                                  ------   ------   ------   ------  ----------     ------   ----------   -----------    ----------
Balance, December 31, 1996             0        0        0        0  14,229,401     1,423   40,594,023    (34,157,268)    6,442,045
Conversion of Series B Preferred
  Stock into Common Stock                                                34,724         3          344                            0
Series C Preferred Stock
  Conversion                                                          4,881,656       489         (481)                           0
Issuance of Series D
  Preferred Stock                                                                                                         5,100,000
Issuance of Series E
 Preferred Stock                                                                                                          1,650,000
Amortization of Discount (Dividend)
 on Series C Preferred Stock                                                                   478,248      (478,248)             0
Amortization of Discount (Dividend)
 on Series D Preferred Stock                                                                 1,700,000    (1,700,000)             0
Amortization of Discount (Dividend)
 on Series E Preferred Stock                                                                   550,000      (550,000)             0
Issuance of Warrants to Series D
 Preferred Stockholders                                                                        232,620      (232,620)             0
Financing Cost for Series D
 Preferred Stock                                                                               (75,000)                     (75,000)
Issuance of Warrants to Series E
 Preferred Stockholders                                                                         48,900       (48,900)             0
Issuance of Common Stock for
 Series B Preferred Stock Dividends                                      66,740         6      147,492      (147,498)             0
Issuance of Common Stock for Service                                     50,000         5       96,870                       96,875
Conversion of 8% Debentures into
 Common Stock                                                           726,476        73      762,890                      762,963
Net Loss                                                                                                  (8,289,920)    (8,289,920)
                                 ------ ---------- ------ ---------- ----------    ------  -----------  ------------     ----------
Balance, December 31, 1997         0            0        0        0  19,988,997     1,999   44,535,906   (45,604,454)     5,686,963
Issuance of Common Stock for
 Series B Preferred Stock Dividends                                      72,041         7       70,161       (70,168)             0
Conversion of Series D
 Preferred Stock                                                        530,000        34      199,966                            0
Issuance of Series F
 Preferred Stock                2,850      2,850,000                                                                      2,850,000
Amortization of Discount (Dividend)
 on Series F Preferred Stock                                                                   195,404      (195,404)             0
Financing Cost for Series D
 Preferred Stock                                                                              (317,490)                    (317,490)
Issuance of Warrants to Series F
 Preferred Stockholders                                                                         67,500       (67,500)             0
Conversion of 8% Debentures into
 Common Stock                                                           954,042        95      718,595                      718,690
Net Loss                                                                                                  (1,322,395)    (1,322,395)
                                 ------ ---------- ------ ---------- ----------    ------  -----------  ------------     ----------
Balance, March 31, 1998           2,850 $2,850,000       0        $0  21,351,976   $2,135  $45,470,042  ($47,259,921)    $7,615,768

[CONTINUATION OF PREVIOUS PAGE]

                                      Series F           Series G                           Additional
                                   Preferred Stock   Preferred Stock      Common Stock       Paid in      Accumulated
                                   Shares   Amount   Shares   Amount   Shares      Amount    Capital        Deficit       Total
                                   ------   ------   ------   ------   ------      ------   -----------   -----------     -----

Issuance of Common Stock                                                 666,667       67      499,933                      500,000
Issuance of Common Stock
 for Services                                                            141,635       14      225,410                      225,424
Conversion of Series D
 Preferred Stock                                                       1,501,378      150      799,850                            0
Issuance of Series G
 Preferred Stock                                     2,400 2,400,000                                                      2,400,000
Amortization of Discount (Dividend)
 on Series F Preferred Stock                                                                   370,454       (370,454)            0
Amortization of Discount (Dividend)
 on Series G Preferred Stock                                                                 1,028,571     (1,028,571)            0
Financing Cost for Series G
 Preferred Stock                                                                              (168,000)                    (168,000)
Issuance of Warrants to Series G
 Preferred Stockholders                                                                         76,400       (76,400)             0
Net Loss                                                                                                  (2,592,596)    (2,592,596)
                                 ------ ---------- ------ ---------- ----------    ------  -----------  ------------     ----------
Balance, June 30, 1998           2,850  $2,850,000   2,400 $2,400,000 23,661,656   $2,366  $48,302,660  ($51,327,942)    $7,980,596
Conversion of 8% Debentures into                                         800,000       80      148,320                      148,400
 Common Stock
Conversion of Series D
 Preferred Stock                                                       2,117,618      212      409,788                            0
Conversion of Series E
 Preferred Stock                                                        829,630        83      139,917                            0
Issuance of Common Stock for
 Series B Preferred Stock Dividends                                     277,517        27       70,290       (70,317)             0
Issuance of Additional Common Stock
 in Connection with 2Q Stock Issue                                    3,133,333       313         (313)                           0
Amortization of Discount (Dividend)
 on Series F Preferred Stock                                                                   302,272      (302,272)             0
Issue Shares to Series G
 Preferred Stockholder                                                1,000,000       100         (100)                           0
Net Loss
                                 ------ ---------- ------ ---------- ----------    ------  -----------  ------------     ----------
Balance, September 30, 1998       2,850 $2,850,000  2,400 $2,400,000 31,819,754    $3,181  $49,372,834  ($51,515,120)    $8,314,407
                                 ====== ==========  ===== ========== ==========    ======  ===========  ============     ==========

                       See Notes to Financial Statements

PROJECTAVISION, INC
STATEMENTS OF CASH FLOWS  (Unaudited)
--------------------------------------------------------------------------------

                                                                    Nine Months Ended September 30,
                                                                   -----------------------------------
                                                                        1997               1998
OPERATING ACTIVITIES
     Net loss                                                         $ (5,682,442)      $ (3,729,580)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
      Depreciation and amortization                                        412,105            541,036
      Issuance of common stock for services                                      -            225,410
      Other non-cash operating expenses                                          -             49,394
      Allowance taken on investment in unconsolidated affiliate            100,000                  -
     Gain recognized on sale of MSI Stock                                                  (1,942,290)
     Asset and liability management
       Changes in other operating assets                                (1,102,650)           139,538
       Changes in accounts receivable                                                         116,401
       Changes in inventories                                                                 (93,289)
       Accounts payable and other liabilities                              293,654           (799,645)
                                                                      ------------        -----------
      Net cash used in operating activities                             (5,979,333)        (5,493,025)
                                                                      ------------        -----------
INVESTING ACTIVITIES
     Capital expenditures                                               (1,515,369)           (53,123)
     Proceeds from Sale of MSI stock                                                        2,000,000
     Deposit on Asset Purchase Agreement                                         -         (2,000,000)
     Purchases and redemption of government securities                   2,245,882                  -
                                                                      ------------        -----------
      Net cash (used in)/provided by investing activities                  730,513            (53,123)
                                                                      ------------        -----------
FINANCING ACTIVITIES
     Issuance of common stock                                                    -            500,000
     Issuance of preferred stock                                         4,500,000          5,250,000
     Issuance Fees                                                               -           (485,490)
                                                                      ------------        -----------
      Net cash provided by financing activities                          4,500,000          5,264,510
                                                                      ------------        -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (748,820)          (281,638)

CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                             1,060,283          1,331,925
                                                                      ------------        -----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                  $ 311,463        $ 1,050,287
                                                                      ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                                $ 190            $ 3,634
                                                                      ============        ===========


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

In 1998, the Company issued 349,535 shares of its common stock with a value of $140,485 as payment for the dividend on its series B convertible stock. The Company issued 3,955,892 shares of its common stock to retire 14,100 shares of Series D convertible preferred stock. The Company issued 829,630 shares of its common stock to retire 140 shares of Series E convertible preferred stock The Company issued 1,754,042 shares of common stock in connection with retiring $760,000 of convertible debt, leaving a face value on the debt of $140,000. 150,000 warrants with a value of $ 67,500 were issued in connection with the Series F Convertible Preferred Stock, and 250,000 warrants with a value of $76,400 were issued in connection with the Series G Convertible Preferred Stock. 1,000,000 shares were issued under the terms and conditions pertaining to the Series G convertible preferred stock. 3,800,000 shares of common stock were sold for gross proceeds of $ 500,000. 141,635 shares of common stock were issued for services.

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

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

   The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented.

2. REVENUE

   Revenue for the periods ended September 30, 1997 and 1998 consisted of sales of the Digital Home Theater, the Company's principle product.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

   At September 30, 1998, the fair values of cash, cash equivalents, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $140,000 and a fair value of $186,667.

4. ACCOUNTS RECEIVABLE

   At December 31, 1997 and September 30, 1998, the allowance for bad debt was $11,540 and $105,096 respectively.

5. INVENTORY

   Inventories are stated at the lower of cost or market on a first-in first-out basis. At December 31, 1997 and September 30, 1998, respectively, inventories are summarized, as follows:

   Parts                              $ 797,297         $  922,196
   Work in  process                     678,882            519,449
   Finished Goods                       381,425            509,248
                                     ----------         ----------
            Total                    $1,857,604         $1,950,893

6. UNCONSOLIDATED AFFILIATE

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

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

   In January, 1998, Tamarack was acquired by Manhattan Scientifics, Inc.("MSI"), a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for approximately 43 million shares of MSI. Simultaneously therewith, an additional 5 million shares were sold to the public by MSI, resulting in aggregate gross proceeds to MSI of $1 million. Further, in connection with the transaction, the Company's $1,500,000 loan plus accrued interest thereon was exchanged for convertible preferred stock of MSI. Each share of convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. Subsequent to the closing of this transaction, MSI issued an aggregate of 7.2 million shares to purchase patents in a portable fuel cell technology which MSI is planning to develop commercially.

   In July 1998, the Company sold its common shares in MSI to an institutional investor for $2 million in net proceeds concurrent with the investor making a commitment to secure an additional $ 1 million equity capital investment into MSI. The Company intends to use the proceeds from the sale of its MSI shares as working capital for general operations, with the gain recognized in the third quarter of 1998. The Company also converted its preferred stock into approximately 9 million MSI common shares. The result of these transactions was to reduce the Company's ownership position in MSI to approximately 12%, and, accordingly, at September 30, 1998, MSI is accounted for under the cost method. In October 1998, the Company sold its remaining ownership position in MSI for $500,000.

7. EMPLOYMENT AGREEMENTS

   The Company has entered into employment agreements with three of its officers and directors and a consulting agreement with one of its officers and directors. Aggregate minimum compensation under these agreements will be $535,000 per year through 1999. Through September 30, 1996and 1997, salary expense was under employment agreements was $277,500 in both years.

8. PREFERRED STOCK

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

                                                                                                              Original
                                                                Nine Months Ended Sept. 30, 1998            Total to Vest
                                                              ---------------------------------------       -------------
     Dividend accretion on Series C Preferred Stock                      $  0                                 $  492,650
     Amortization of Warrants on Series C Preferred Stock                   0                                    290,000
     Amortization of Discount on Series C Preferred Stock                   0                                  2,500,000

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

   In January of 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $ 3,500,000, resulting in net proceeds to the Company of $3,500,000. In October, 1997, these 35,000 Series D shares were sold to two other foreign institutional investor. In December 1997, the Company issued an additional 16,000 shares of 6% Series D convertible preferred stock to the same institutional investors for a purchase price of $1,600,000, resulting in net proceeds to the Company of $1,525,000. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $410,000 of Series D Preferred Stock in July 1998, there currently remains $3,690,000 in Series D Preferred Stock outstanding.

                                                                                                              Original
                                                                Nine Months Ended Sept. 30, 1998            Total to Vest
                                                              ---------------------------------------       -------------
     Amortization of Warrants on Series D Preferred Stock                    0                                  232,620
     Amortization of Discount on Series D Preferred Stock                    0                                1,700,000

    In July of 1997, the Company issued 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for a purchase price of $1,000,000, resulting in net proceeds to the Company of $1,000,000. In December 1997, the Company issued an additional 650 shares of 8% Series E convertible preferred stock to the same foreign institutional investor for a purchase price of $ 650,000, resulting in net proceeds to the Company of $650,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $140,000 of Series E Preferred Stock in July 1998, there currently remains $1,510,000 in Series E Preferred Stock outstanding.

                                                                                                              Original
                                                                Nine Months Ended Sept. 30, 1998            Total to Vest
                                                              ---------------------------------------       -------------
     Amortization of Warrants on Series E Preferred Stock                    0                                   48,900
     Amortization of Discount on Series E Preferred Stock                    0                                  550,000

   In February of 1998, the Company issued 2,850 shares of 8% Series F convertible preferred stock to one foreign institutional investor for a purchase price of $2,850,000, resulting in net proceeds to the Company of $2,532,510 after fees. The preferred stock is convertible into the Company's common stock at a maximum of $1.00 per share in five equal installments every thirty days starting in August 1998. The Series F Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. The Company has the right to repurchase the preferred shares at a 12.5% premium over the issue price within 90 days and at a 25% premium after 90 but before 180 days from the issue date.

                                                                                                              Original
                                                                Nine Months Ended Sept. 30, 1998            Total to Vest
                                                              ---------------------------------------       -------------
     Amortization of Warrants on Series F Preferred Stock                 67,500                                67,500
     Amortization of Discount on Series F Preferred Stock                871,130                               950,000

   In May of 1998, the Company issued 2,000 shares of 8% Series G convertible preferred stock to one foreign institutional investor for a purchase price of $2,000,000, resulting in net proceeds to the Company of $1,860,000 after issuance fees. In June 1998 the Company completed another private placement of preferred stock for gross proceeds of $0.4 million, resulting in net proceeds of $376,000. The Series G Preferred Stock is convertible into
   Common Stock at a 30% discount to the then current market price of the Company's Common Stock at the time of conversion.

                                                                                                              Original
                                                                Nine Months Ended Sept. 30, 1998            Total to Vest
                                                              ---------------------------------------       -------------
     Amortization of Warrants on Series G Preferred Stock                  76,400                              76,400
     Amortization of Discount on Series G Preferred Stock               1,028,571                           1,028,571

PROJECTAVISION, INC.
NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

9.  CONVERTIBLE DEBT

    In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The Company recognized as interest expense the 25% discount on the conversion into common stock equal to $3,333,333 in 1996. In 1996 the Company issued 1,772,945 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.6 million in convertible debt. In January 1997, the Company retired $100,000 of convertible debt for cash. During 1997, the Company issued an additional 476,034 shares of its common stock in exchange for retiring $0.6 million of convertible debt. In January 1998, the Company issued 954,042 shares of its common stock in exchange for retiring $625,000 of convertible debt. After giving effect to the conversion of an aggregate of $135,000 of subordinated debt in July 1998, there currently remains $140,000 in convertible debt outstanding.


10. COMMITMENTS AND CONTINGENCIES

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

    The future minimum rental commitments as of June 30, 1998 are as follows:

                  Year                               Amount
                  ----                              -------
                  1998                              $ 69,987

    In January 1998 the Company signed a definitive agreement to acquire substantially all of the assets of Vidikron Industries, S.p.A. ("Vidikron") relating to its video business, including its U.S. distribution subsidiary, Vidikron of America, Inc. In accordance with the definitive acquisition agreement, the Company advanced Vidikron $ 1,000,000 on a non-refundable basis. In April 1998 the Company entered into an agreement with Vidikron extending the closing date of the transaction from April 30, 1998 to July 31, 1998, subject to further automatic additional extension of up to an additional sixty (60) days to September 30, 1998 under certain circumstances ("The April Extension"). Pursuant to the April Extension, the Company advanced to Vidikron an additional $1,000,000 on a non-refundable basis. In October, the Company received further extensions to close the Vidikron Acquisition to November 30, 1998 and in connection therewith, agreed to advance to Vidikron an additional $1,000,000 on a non-refundable basis, $750,000 of which has been advanced by or on behalf of the Company to date. The closing of the acquisition is expressly subject to the satisfactory completion by the Company of all due diligence and obtaining the requisite financing to complete the transaction. Although the Company received commitments from four (4) current investors in the Company to finance the Vidikron Acquisition, there can be no assurance that the Company will be satisfied upon its completion of its due diligence, that it will be able to effect a closing with respect to the committed financing, or that it will otherwise be able to effect the acquisition of Vidikron.

    In June 1995 and August 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 the class action suit was dismissed with prejudice by the U.S. District Court in New York.
    In July 1998, the case was settled with the individual plaintiffs at no cost to the Company other than litigation costs.

    In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by Eugene Dolgoff, a founder and former officer of the Company. The complaint alleged, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff sought damages, punitive damages, and equitable relief totaling in excess of $100 million. In April 1998, the lawsuit was settled, and all of Mr. Dolgoff's claims and those of the Company against him were dismissed.

    There is currently no litigation outstanding with respect to the Company. The Company is not presently a party to any litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

         The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Liquidity and Capital Resources

         As of September 30, 1998, the Company had working capital of $1,524,678. To date, the Company has funded its operations primarily from sales of capital stock and investments. In February 1998, the Company completed a private placement of preferred stock for gross proceeds of $2.85 million, resulting in net proceeds of $ 2.53 million.. In April 1998 the Company completed a private placement of common stock of $0.5 million. In May 1998 the Company completed a private placement of preferred stock for gross proceeds of $2.0 million, resulting in net proceeds of $1.86 million. In June 1998 the Company completed another private placement of preferred stock for gross proceeds of $0.4 million, resulting in net proceeds of $376,000. In July 1998 the Company sold its investment in Manhattan Scientifics, Inc. for $2 million. Capital expenditures of $53,123 were significantly lower than in 1997 due to the completion of the tooling for the Digital Home Theater in 1997. The sales of capital stock and investments along with existing cash balances primarily funded the net cash used in operating activities of $5.5 million and the $2.0 million advance to Vidikron made pursuant to the Definitive Acquisition Agreement. As of September 30, 1998, the Company had cash and cash equivalents of $1,050,287. In the opinion of management, the Company has sufficient funds or will be able to raise sufficient funds based on history to fund future operations.

         As of December 31, 1997, the Company had working capital of $1,016,223. In January 1997, the Company completed a private placement of preferred stock of $3.5 million, in July 1997 the Company completed a second private placement of preferred stock of $1.0 million, and in December 1997 the Company completed two more private placements of preferred stock totaling $2.25 million. In addition, the sale of government securities was used to fund working capital and to purchase production tooling for the Digital Home Theater. As of December 31, 1997, the Company had cash and cash equivalents of $1,331,925.

         As of December 31, 1997, the Company had available for Federal income tax purposes net operating and capital loss carryforwards of approximately $29,500,000. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

Results of Operations

         January 1, 1998 to September 30, 1998

         The Company had revenues of $931,770 for the nine month period ended September 30, 1998, all of which was from the sale of the Digital Home Theater and accessories. Cost of goods sold of $789,072 resulted in gross profit of $142,698, which was adversely affected by the initial cost of the Texas Instruments light engine, the principle component of the Digital Home Theater. During this period, the Company completed development and began production of a second-generation product, the Series II Digital Home Theater.

         During this period, the Company incurred cash expenses of $4,691,797. With respect to the amount spent in the first nine months of 1998 versus the amounts in the comparable period in 1997, the increase in general and administrative expense is due to increased participation in trade shows, higher salaries reflects the addition of marketing personnel, higher legal fees are related to the costs of settling the litigation with a former officer, and higher R&D is associated with development of the Series II product. The Company also incurred non-cash expenses of $1,139,597 during the period: a) for $557,286 depreciation and amortization, which was higher than in the first nine months of 1997 due to a full nine months of depreciation of the tooling for the Digital Home Theater in 1998, b) for the expensing of $356,901 inventory not usable in the Series II product, and c) for the issuance of stock with a value of $225,410 principally for legal services. The Company also recorded $2,181,059 in dividends on the Series B, Series F, and Series G Convertible Preferred Stock in connection with recognizing the dividends on the Series B, the discount on the Series F and Series G conversion feature, and the warrants issued in connection with the Series F and Series G Preferred Stock.

         January 1, 1997 to September 30, 1997

         The Company had revenues of $409,889 for the nine month period ended September 30, 1997 which was from the sale of the Digital Home Theater. Cost of goods sold of $395,629 resulted in gross profits of $14,260, which was adversely affected by the initial cost of the Texas Instruments light engine. During this period, the Company incurred cash expenses of $5,164,069. The Company incurred non-cash expenses of $412,105 during the period for depreciation The Company also recorded $1,684,401 in dividends on the Series C and D Convertible Preferred Stock in connection with recognizing the discount on the conversion feature, for warrants issued in connection with the issuance of Series D Convertible Preferred Stock, and for Series B Preferred Stock Dividends.

Year 2000
---------

         In 1997, the Company emerged for the development stage. Substantially all of the Company's business computer systems were acquired after the year 2000 Issue became widely publicized. Consequently, the Company has endeavored to ensure that computer systems acquired were Year 2000 compliant at the time of their purchase. The Company believes that it has been substantially successful in this goal. Computer systems purchased since 1996 had a cost to the Company of $47,989, which were acquired for the purpose of gearing up for commencement of sales of the company's principal product, not merely becoming Year 2000 compliant. In this process, the Company believes that it has become Year 2000 compliant. The Company does not anticipate that the cost of final testing of its systems to assure Year 2000 compliance will be material.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial conditions.

         The Company has one major supplier which is Year 2000 compliant. The Company at present has no individual customer which could have a material adverse effect on the Company's operations should such customer not be Year 2000 compliant. In addition, the Company intends to evaluate the Year 2000 readiness of any future significant customers or suppliers.

                                    PART II

Other Information
-----------------

         On November 10, 1998, the Company received a temporary exception from the listing requirements for its Common Stock on the Nasdaq SmallCap Market, specifically the Company is deficient with respect to the $1.00 minimum bid price requirement. The Company presently has until December 22, 1998 to rectify this deficiency. In the event that the Company is unable to rectify this deficiency by December 22, 1998, or get a further extension from the Nasdaq Stock Market, the shares of the Company's Common Stock will be delisted from the Nasdaq SmallCap Market. The Company is currently contemplating certain actions, subject to stockholder approval, to come into compliance with the $1.00 minimum bid requirement, including but not limited to a reverse stock split.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 16th day of November, 1998.

                           PROJECTAVISION, INC.


                           By: /s/  Martin Holleran
                              ----------------------
                           Martin Holleran, President
                           Chief Executive Officer and Director


                           By: /s/ Jules Zimmerman
                              -------------------------------
                           Jules Zimmerman
                           Secretary, Chief Financial Officer, and Director