Form 10-Q/A
period 1998-03-31
PROJECTAVISION INC
filed 1998-12-17
CIK 848135

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   Form 10-Q/A


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


                                   FORM 10-Q/A


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
                                                                                                ============   ============

See Notes to Consolidated Financial Statements

PROJECTAVISION, INC
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended March 31,
                                                              ----------------------------------
                                                                    1997                 1998
                                                               (as restated
                                                                see Note 9)
REVENUE                                                        $      5,600         $    416,443
                                                               ------------         ------------

LESS: COST OF SALES                                                   5,070              354,906
                                                               ------------         ------------

GROSS PROFIT                                                            530               61,537

OPERATING EXPENSES
        General and administrative                                  717,320            1,052,015
        Salaries                                                    362,907              410,345
        Legal fees                                                  170,119              245,400
        Depreciation                                                 25,601              188,905
        Research and development                                     66,992              148,957
        Patent and license expense                                   44,865               26,843
                                                               ------------         ------------

Total Operating Expenses                                          1,387,804            2,072,465
                                                               ------------         ------------

LOSS FROM OPERATIONS                                             (1,387,274)          (2,010,928)
                                                               ------------         ------------

OTHER INCOME (EXPENSE)
        Minority Interest                                              --                420,168
        Interest income                                              77,654               11,393
        Interest expense - 8% Debentures                            (26,497)              (5,500)
        Interest expense - Amortization of debt expense             (41,205)             (12,000)
                                                               ------------         ------------

Other income/(expense) - Net                                          9,952              414,061
                                                               ------------         ------------

Net Loss                                                         (1,377,322)          (1,596,867)

Dividends on Preferred Stock                                     (1,089,940)            (333,072)
                                                               ------------         ------------

Net Loss Attributable to Common Stockholders                   $ (2,467,262)        $ (1,929,939)
                                                               ============         ============


Net Loss per  Share Attributable to Common Stockholders        $       (.15)        $       (.09)
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

4.       INVENTORY

         Inventories are stated at the lower of cost or market on a first-in first-out basis. At December 31, 1997 and March 31, 1998, respectively, inventories are summarized, as follows:
                   Parts               $797,297       $1,070,470
                   Works in process     678,882          955,427
                   Finished Goods       381,425          417,048
                                     ----------       ----------
                            Total    $1,857,604       $2,442,965

5.       CONSOLIDATED AFFILIATE

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

PROJECTAVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

7.       PREFERRED STOCK

         The Series B Convertible Preferred Stock provides for cumulative annual stock dividends payable in common shares of 8 percent of the liquidation value of $5 per share (for a total of $1,756,290) to be paid semiannually and is convertible to one share of common stock, subject to adjustment. In 1996, 37,666 shares of Series B Convertible Preferred Stock were converted into common stock. This stock may be redeemed by the Company if certain conditions are met for $1.00 per share.

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


8.       CONVERTIBLE DEBT

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

10.      RESTATEMENT

         Subsequent to the issuance of the Company's financial statements in the March 31, 1998 Form 10-Q, management determined that the Company should restate its quarterly financial statements for the three month period ended March 31, 1997 to record $1,089,940 in preferred stock dividends related to the Series C and D preferred stock, which are convertible into shares of common stock at a 25% discount to the market value of the common stock at the date of the preferred stock's issuance. The intrinsic value of this beneficial conversion feature has been recognized as a return to preferred shareholders from the date of issuance of the preferred stock to the date in which the preferred stock becomes eligible for conversion into common stock. As a result, preferred dividends and the net loss attributable to common stockholders for the three month period ended March 31, 1997 have been restated.

         A Summary of the significant effects of the restatement is as follows:


                                        Three Months Ended March 31, 1997
                                        ----------------------------------
                                        As Originally              As
                                          Reported              Restated
                                        -------------         ------------

Net loss                               $ (1,377,322)         $ (1,377,322)

Preferred stock dividends                       --             (1,089,940)
                                       ------------          ------------

Net loss attributable to common
   stockholders                        $ (1,377,322)         $ (2,467,262)
                                       ============          ============


Net loss per share attributable to
   common stockholders                 $       (.08)         $       (.15)
                                       ============          ============

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

                                   By: /s/ Martin J. Holleran
                                       -------------------------------
                                       Martin J. Holleran
                                       President and Chief Executive Officer

Agreed to and Accepted by:

VIDIKRON INDUSTRIES, S.p.A.

By: /s/ Flavio Peralda
    ---------------------
    Flavio Peralda
    President

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 11th day of December, 1998.

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