Form 10-K
period 1998-12-31
PROJECTAVISION INC
filed 1999-04-15
CIK 848135

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
                              --------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

(Mark One)                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________


                        Commission File Number: 34-19218
                                                --------
                       VIDIKRON TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                     13-3499909
----------------------------------             ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

    One Evertrust Plaza, 11th Floor
        Jersey City, New Jersey                             07302
----------------------------------------                   --------
(Address of principal executive offices)                   Zip Code

                                 (201) 938-0099
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------

                     Common Stock, Par Value $.004 Per Share
                               Redeemable Warrants
                            Series B Preferred Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ]   NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On April 9, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,248,987 based upon the average of the closing bid and asked prices of $1.06 as of April 9, 1999.

     As of April 9, 1999, 1,178,290 shares of the Registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Document                                                     Where Incorporated
--------                                                     ------------------
 None.                                                               N/A

SPECIAL CAUTINARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS


This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections "Part 1 -
Item 1 - Business," and "Part 2 - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectations and estimates as to: the Company's integration of the Vidikron Acquisition; the Company's ability to successfully address Year 2000 issues and the costs and timing of the steps it expects to take; the Company's future financial performance, including its ability to generate sufficient cash flow and meet working capital requirements; the introduction of new products; the market for the Company's products; and the Company's business operations in general. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes" "estimates," "expects" "plans," "intends" and similar words or phrases, as they relate to the Company and its subsidiaries, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks and uncertainties and that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. The Company does not intend to update these forward-looking statements.

                                     PART I

Item 1. BUSINESS.

General

The Company - Effective on December 7, 1998, Vidikron Technologies Group, Inc. (the "Company", formerly known as Projectavision, Inc.) acquired (the "Vidikron Acquisition") substantially all of the video assets of Vidikron Industries S.p.A. ("Vidikron") and all of the issued and outstanding shares of Vidikron's U.S. subsidiary, Vidikron of America, Inc. Upon closing of the Vidikron Acquisition, the Company believes that it became one of the leading marketing and distribution companies in the high-end segment of the home theater industry; obtaining a highly regarded brand name, an array of video products, an established international sales and distribution infrastructure, and an experienced management team. Approximately 60% of the Company's sales are conducted through its wholly owned United States subsidiary, Vidikron of America, Inc., and 40% through its recently formed Italian based subsidiary, Vidikron S.r.L. The Vidikron brand name is one of the premiere brands in the high-end of the home theater market and enjoys significant name recognition worldwide. The Company believes that the Vidikron Acquisition will provide it with greater access to capital for the expansion of it markets as well as for growth and expansion of its current product offerings. The Company recently consolidated its operations at the Jersey City, NJ offices of Vidikron of America, Inc. and has significantly reduced the staff and overhead expenses of its U.S. operations. The Company's European subsidiary Vidikron S.r.L. is located in Misinto, near Milan, Italy.

Company Name Change - The Company changed its name to Vidikron Technologies Group, Inc. upon receiving stockholder approval at the annual meeting held on February 19, 1999. By changing its name, the Company believes that it can better position its various product offerings and expand and improve its sales and marketing activities. The Company intends to further leverage the Vidikron brand name, which the Company believes is well respected throughout the world, by extending Vidikron's product offerings to include other video products such as plasma screens, accessories, rear screen television, and cinema projectors, as well as possibly entering other markets, including the audio market. The Company may also seek to make selective add-on acquisitions to further leverage its recognized brand name presence in the high-end video market.

Products - The Company offers a wide array of high-end video products for the home theater market utilizing Cathode Ray Tube (CRT), Liquid Crystal Display
(LCD) and Digital Light Processing (DLP(R)) technologies (DLP(R) is a registered trademark of Texas Instruments). The Company intends to employ a multi-brand strategy marketing its products under both the Vidikron and Projectavision brand names. The Vidikron brand is focused exclusively on the premier high-end home theater and the Company believes the Projectavision brand name is positioned to exploit the commercial data projector and lower tiered home theater markets.

A number of the Company's Vidikron brand products are manufactured by Novavision. Novavision is an Italian company controlled by the former owners of Vidikron, who, in connection with the Vidikron Acquisition became executives of the Company and members of its Board of Directors. Novavision is located on the same premises as the Company's facilities in Misinto. The Company leases the facilities from the same former owners of Vidikron. See Item 13 Certain Relationships and Related Transactions. Novavision and the Company's Misinto operations have the distinction of being qualified under ISO 9001.

The cabinets for the Company's Helios, Image Two and VPF 50 HD projectors, all Vidikron brand products, are designed under exclusive contract by Pininfarina, designer of the Ferrari automobile. The Company believes that its Vidikron's top-of-the-line Vision series CRT is the pinnacle of high quality home theater projectors. This series of products was created for aficionados seeking the ultimate in home theater and high definition television (HDTV) resolution. The Company offers a whole family of high-end CRT projector products under the Vidikron brand name retailing at prices up to $50,000.

The Company also offer a series of LCD based projectors under the Vidikron brand name for the mid-range home theater at prices from $9,500 to $15,000.

The Company has a series of DLP products under the Projectavision and Vidikron brand names retailing at prices from $8,000 to $14,000. These DLP products use a two chip light engine developed by Texas Instruments ("TI"). TI informed the Company that it plans to phase out the two chip light engine in favor of a single chip during 1999. The Company's DHT product is configured to run on the two-chip engine. The Company plans on meeting with TI to secure enough of the two chip engines to meet product commitments and will transition to a single chip engine for future products. The switch in engines will upgrade the DLP product to the new high definition television (HDTV) standards and reduce the products cost to manufacture. However, the transition will also necessitate significant changes to the design, tooling and molds of the current DLP product causing the Company to write down the value of its molds at December 31, 1998 (See Note II to the Notes to Consolidated Financial Statements). The Company believes that these products will extend the market potential from high-end home theater to commercial data presentation projectors, including a unique Digital Home Theater (DHT) that doubles as a stand-alone 60" rear screen projector and a front projector with SVGA computer monitor capabilities.

The Company completes its current product offering with a series of high-end video processors, plasma screens, and a wide array of accessories from projector screens to mechanical lifts for ceiling mounted products, all of which are marketed under the Vidikron brand name.

Growth of Home Theater Industry - Over the last decade, consumer interest in home theaters and large screen televisions has increased dramatically, fueled by consumer demand for big picture and big sound plus an ever expanding universe of movies, sporting events and other programming available via cable television, direct broadcast satellite, laser disc, VCRs, and most recently, digital video disc (DVD). All of the Company's products can display digital TV signals and six of the Company's eight projectors are HDTV (High Definition Television) compatible. As a result of this demand, the Company believes that its products are well positioned to exploit the expected growth of home theaters. The home theater industry encompasses numerous products, and the Company currently offers two types of products: (i) front projection systems and (ii) rear projection television (big screen TVs).

Proprietary Technology - The unique, dual-use design of the Company's Projectavision brand DHT utilizes the Company's proprietary technology and engineering innovations. The Company holds a number of patents for its innovative technologies in the U.S. and in various foreign countries. The Company is aware of the development by other companies of innovative flat panel and television systems. These technologies do not use a CRT or video projection to produce an image, but instead rely on other technologies including plasma, thin film electro-luminescence, solid-state lasers, light pipe systems, vibrating mirror systems, cold cathode screens, PLZT, FED (field emission display) and others. The Company believes that flat-panel displays using certain of these technologies ultimately may be usable as receivers, and, if so, may be competitive with the Company's technologies.

Partnerships and Alliances - The Company sources a number of its products and components. The Company customizes its products internally via its proprietary designs and externally through the unique high-end industrial design of Pininfarina, one of the Company's significant alliance partners. This external industrial design gives its Vidikron brand products the distinctive Vidikron style that the Company believes sets it apart from its competitors. All of the Company's strategic alliances, including Pininfarina, and its OEM agreements with manufacturing, marketing and distribution partners are critical to the Company's success and, the Company believes, provide it with a distinct advantage over its competition. The Company currently has business alliances with C-MAC Electronic Systems and the Hamilton Group. Tandy Corporation is a field service supplier for the Company's Projectavision brand products and the Company has an OEM relationship with Texas Instruments, Electrohome, Matsushita, Sanyo, Fujitsu and Faroudja Laboratories. Because of the Company's various relationships and alliances, the Company has access to virtually all major projection television technologies.

Leading Edge Positioning - The Company believes that it has positioned itself at the leading edge of the home theater industry by continually sourcing and developing new products and technologies. In order to provide the quality for which Vidikron is known, the higher end products are custom installed and technically adjusted on the customer's premises. Therefore, all distributors have to participate in on-site technical classes with respect to the Company's Vidikron brand products. The Company continues to solidify its position as a leading edge developer and marketer of high-end video display home theater products through a program of updating products and maintaining a regimen of technological instructions with its dealers.

Focused Acquisition Strategy - The Company believes there are opportunities for selective acquisitions in the highly fragmented video display and home theater industry. As a result, the Company presently intends to undertake a focused acquisition strategy and seeks to acquire products and technologies that provide a good strategic fit with, or natural extension of, its core product offerings such as compatible audio and accessories (screen companies) plus picture enhancement companies (line-doublers).

Focus for 1999 - The primary objective for 1999 will be to profitably integrate the businesses represented by the Vidikron and Projectavision brands and to extend the Company's product offerings and markets. The focus of this market-driven company will be on the quality of the sale, not just the quantity, and streamlining operations with a prime focus on customer service and unparalleled product quality.

Sales and Distribution

The Company distributes its products in over 46 countries worldwide. The Company's products are distributed in the U.S. through specialty audio/video retail stores and custom audio/video installers. The Company employs 26 independent sales/representative firms for its U.S. distribution. Additionally, the Company has international distribution in South America, the Far East, Australia and New Zealand. The Company's Italian based subsidiary, Vidikron S.r.L., handles all distribution in Europe and the Near Eastern Countries.

Projection Systems

The Company has front and rear projection television products. The front projection television products use either Cathode Ray Tube (CRT), Liquid Crystal Display (LCD) screens or Digital Light Processing (DLP) technology developed by Texas Instruments. The rear projection television offering is comprised of its Projectavision brand DHT product which uses DLP technology.

Front Projection

The front projection market is dominated by CRT & LCD based products.

CRT Displays

The major suppliers of CRT based front video projectors include Sony, NEC, Electrohome, Ltd., Zenith Electronics, Runco International ("Runco") and Barco Inc. ("Barco"). Sony, NEC and Barco are the leaders in the data category and the Company's Vidikron brand, Sony and Runco are strongly positioned in the high-resolution CRT home theater. Although the Company believes it is a strong competitor in its market niche with a recognized product, competition may have greater resources, financial and otherwise, in a very competitive market, and there is no guarantee that the Company will be able to effectively compete and grow or retain its market share.

LCD Displays

Over the last few years, the number of LCD projector companies has risen dramatically. Many large electronics firms with LCD manufacturing experience and large consumer electronics firms with office products divisions decided that the LCD projector market offered attractive opportunities. Sharp Corporation was the leader in LCD projection, introducing LCD-based front projectors in 1989. Toshiba Corp. entered the U.S. market in 1996. In addition, companies such as Sony, Panasonic Broadcast and Television Systems Co. and Philips Consumer Electronic Company ("Philips") have revamped their small LCD projector product lines and sales efforts to become major players. The total number of companies offering LCD front projectors under their own brand name increased from 10 in 1992 to 34 in 1996. The Company is looking to expand its market share in this area against strongly entrenched competitors that are better financed and with greater resources and the Company may not be able to effectively compete with these other entities.

Rear Projection

CRT-based products dominate the rear projection television market. Chip-based systems, like Projectavision's DHT, were introduced in 1997. The Company has yet to establish its market niche in this category and will seek to do so during 1999. Existing competition, which includes a number of large, well-established companies may prove too resourceful for the Company to effectively compete.

Personnel

As of March 15, 1999, the Company employed forty-eight (48) people, all of whom provide management, sales, engineering, technical and administrative services on a full-time basis. The Company also has consulting arrangements with a number of engineers who assist the Company in research and development. The Company believes that its employee relations are satisfactory.

Item 2. PROPERTIES

The Company presently leases approximately 14,000 square feet of office and warehouse space for executive facilities and operations respectively at one Evertrust Plaza and at 150 Bay Street, Jersey City, New Jersey and leases approximately 8,000 square feet of office and warehouse space at Via Dei Guasti, Misinto, Italy. The office and warehouse space in Misinto is leased from the former owners of Vidikron who, in connection with the Vidikron acquisition, became executive officers of the Company and members of its Board of Directors. The combined annual lease expense for all of the Company's facilities is approximately $ 222,000. The lease for the Company's former premises at Two Penn Plaza, Suite 640, New York, NY terminated on December 31, 1998.


Item 3. LEGAL PROCEEDINGS

In December 1998, a stockholder of the Company initiated an action in Supreme Court, State of New York, alleging common law fraud, negligence and breach of fiduciary duty claims against the Company and its Directors. In February, 1999, the Company and the Defendant Directors moved to dismiss this action based upon undisputed documentary evidence and based upon an assertion that the Complaint failed to state a cause of action. The Plaintiffs' responsive papers are due in April, 1999 and reply papers are due to be submitted by the Company and the Defendant Directors in May 1999. Based upon discussions with counsel, the Company's management believes that the motion to dismiss is well-founded. In the event, however, that the motion were not granted the Company's management believes that it has meritorious defenses and will vigorously defend the claims if they are not dismissed pursuant to the motion.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON

                     EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on The Nasdaq Stock Market under the following symbol:

                  Common Stock:                      VIDI

The Company's Series B Preferred Stock was quoted on Nasdaq until March 1998 under the following symbol.

                  Series B Preferred Stock           VDIP


At the Company's Annual Meeting of stockholders on February 19, 1999 the stockholders passed a resolution authorizing the Company's Board of Directors to effect a forty-for-one reverse stock split. In February 1999 the Company`s Board of Directors unanimously approved a forty-for-one reverse stock split effective March 2, 1999. Accordingly, all quoted prices for the Company's common stock and per share amounts have been restated herein to reflect the March 1999 forty-for-one reverse stock split.

The Common Stock of the Company is quoted on The Nasdaq Small Cap Market. There is currently no public trading market for any of the Company's Preferred Securities. The high and low bid quotations for the Common Stock and Series B Preferred Stock for each full quarterly period for the fiscal year ending December 31, 1997 and the Common Stock for each full quarterly period for the fiscal year ending December 31, 1998 and for the first quarter of 1999 through March 29, 1999 are listed below:

                                COMMON STOCK       SERIES B PREFERRED STOCK
1997 Calendar Quarter        Quoted Bid Price (1)      Quoted Bid Price
---------------------        ----------------          ----------------
                             High         Low        High             Low
                             ----         ---        ----             ---
First Quarter              $141.25      $77.50      $3.75            $2.25
Second Quarter             $108.75      $65.00      $3.00            $2.00
Third Quarter               $86.25      $57.50      $2.75            $2.00
Fourth Quarter              $82.50      $30.00      $2.00            $1.06

                               COMMON STOCK
1998 Calendar Quarter        Quoted Bid Price
---------------------        ----------------
                             High         Low
                             ----         ---
First Quarter               $62.25      $25.00
Second Quarter              $46.25       $6.25
Third Quarter               $23.75       $2.50
Fourth Quarter              $15.00       $1.25
                               COMMON STOCK
1999 Calendar Quarter        Quoted Bid Price
---------------------        ----------------
                             High         Low
                             ----         ---
First Quarter (through
March 29, 1999)              $2.50       $0.63


(1) All prices reflect a forty-for-one reverse split effective March 2,1999.

On April 9, 1999 the closing bid and asked prices of Common Stock as reported on the NASDAQ system were $1.00 and $1.13 per share, respectively. On March 6, 1998, the last day prices were quoted for the Series B Preferred Stock, the closing bid and asked prices of Series B Preferred Stock on the NASDAQ system were $0.94 and $0.94, respectively.

On April 9, 1999 there were 417 holders of record of Common Stock and 1,178,290 shares of Common Stock issued and outstanding, and there were 9 holders of record of Series B Preferred Stock and 351,258 shares of Series B Preferred Stock issued and outstanding.

No cash dividends have been paid by the Company, and management does not anticipate paying cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

The selected financial information set forth below is derived from the more detailed financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with such financial statements and related notes.

Statements of Operations Data

                                                                       For the Years Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                  1994             1995            1996             1997               1998
                                                  ----             ----            ----             ----               ----
Revenues                                    $         -0-    $     200,000     $    150,000    $  1,017,645     $  3,020,874
Research and Development                         827,660           608,651        2,389,329       1,240,578        1,677,647
Net Loss                                      (5,632,283)       (6,471,638)     (10,880,893)     (8,289,920)      (9,312,278)
Basic and Diluted Net Loss per Share
   Attributable to Common Stockholders      $     (18.80)    $      (20.40)    $     (39.79)   $     (25.48)    $     (17.04)
Average Number of Shares Outstanding             297,391           315,167          339,668         449,222          679,422



Balance Sheet Data
                                                                                 December 31,
                                            ---------------------------------------------------------------------------------------
                                                 1994             1995             1996              1997              1998
                                                 ----             ----             ----              ----              ----

Working capital                             $  6,659,132      $  3,341,425     $  3,421,387    $  1,016,223     $ (4,992,121)(1)
Total assets                                   9,850,523         4,168,415       10,132,488      10,412,357       19,230,400
Total liabilities                                236,473           485,710        3,690,443       4,475,394       15,127,044 (1)
Long Term Debt                                                                    1,600,000         900,000        9,710,776 (1)
Accumulated deficit                          (14,015,013)      (20,641,044)     (34,157,268)    (45,604,454)     (57,179,688)
Stockholders' equity                           9,614,050         3,682,705        6,442,045       5,686,963        4,103,356 (1)

(1) On February 19,1999 $6.0 million in
Notes were converted into Preferred
Stock.

Computation of Per Share Loss
                                                                       For the Years Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                  1994             1995            1996             1997               1998
                                                  ----             ----            ----             ----               ----

Average number of shares outstanding             297,391           315,167          339,668         449,222          679,422
Net Loss                                    $ (5,632,283)      $(6,471,638)    $(10,880,893)   $ (8,289,920)    $ (9,312,278)
Dividends on Preferred Stock                           -                 -       (2,635,331)     (3,157,266)      (2,262,929)

Net Loss attributable to Common             $ (5,632,283)      $(6,471,638)    $(13,516,224)   $(11,447,176)    $(11,575,207)
Stockholders
Basic and Diluted Net Loss per Share
   Attributable to Common Stockholders
                                                 $(18.80)          $(20.40)         $(39.79)        $(25.48)         $(17.04)



                                            ---------------------------------------------------------------------------------------




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto in Item 14 hereof.

Year 2000

Substantially all of the Company's business computer systems were acquired after the year 2000 issue became widely publicized. Consequently, the Company has endeavored to ensure that computer systems acquired were Year 2000 compliant at the time of their purchase. The Company believes that it has been substantially successful in that goal. The Company does not anticipate that the costs of final testing of its systems to assure Year 2000 compliance will exceed $ 25,000.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty of the Year 2000 problem, resulting in part form the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition.

The Company is in the process of verifying that all key suppliers are year 2000 compliant and has ascertained that at least one major supplier is Year 2000 compliant. The Company at present has no individual customer which could have a material adverse effect on the Company's operations should such customer not be Year 2000 compliant. In addition, the Company intends to evaluate the Year 2000 readiness of any future significant customers or suppliers.

Recent Accounting Developments

During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income
(loss) and its components. The Company's comprehensive income (loss) consists of results from operations and foreign currency translation adjustments and is presented in the consolidated statement of changes in stockholders' equity. Since this statement applies only to the presentation of comprehensive income
(loss), it does not have any impact on the Company's financial position, results of operations, or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to stockholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision-maker. The Company operates in one business segment: manufacturing, distribution and marketing of home theater products.

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal periods beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of this statement.

Liquidity and Capital Resources

As of December 31, 1998, the Company had cash and cash equivalents of $2,280,107 and negative working capital of $4,492,121. The negative working capital arose from the $6,000,000 in Notes payable classified as a current liability. These notes were automatically, by terms set forth in the Company's proxy statement with respect to its Annual Meeting of Stockholders held on February 19, 1999 converted into preferred stock in the Company on February 19, 1999.

The Company had outstanding as of December 31, 1998 a loan of $1,247,400 bearing interest of 10.45%, which was scheduled to mature on June 30, 1999. This loan was assumed by the Company in connection with the Vidikron Acquisition. On December 28, 1998 the lender sent notice of their intention to accelerate the loan due to the breach of a change in control covenant. The Company is in negotiations with the lender and is seeking to substitute a new facility to pay down this obligation. Although discussions are currently taking place with another lender, there can be no assurances that the Company will be successful in attracting a substitute lender. Failure to find a substitute lender could have a material adverse effect on the Company.

To date, the Company has funded its operations primarily from sales of capital stock and convertible debt. In February 1998, the Company completed a private placement of preferred stock of $2.85 million. In May 1998 the Company completed a second private placement of preferred stock of $2.4 million and a private placement of common stock of $500,000. In December 1998 the Company completed a private placement of convertible Notes totaling $6 million in connection with financing the Vidikron Acquisition.

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

As of December 31, 1998, the Company had available for Federal income tax purposes net operating and capital loss carry-forwards of approximately
$39.8 million. The Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), may impose certain restrictions on the amount of net operating loss carry-forwards which may be used in any year by the Company.

Results of Operations

                             1998 Compared With 1997

The Company had revenues of $3,020,874 for the year ended December 31, 1998 compared to revenues of $1,017,645 for the year ended December 31, 1997, an increase of $2,003,229 or 196.8%. Approximately $1,214,215, or 40%, of the revenue in 1998 was attributable to sales of Vidikron brand products subsequent to the Vidikron Acquisition. Cost of goods sold of $2,481,763 was $1,491,719 or 150.7% higher than the previous year and was adversely affected by a write-off of $373,372 in inventory associated with the first generation DHT projector. Gross profit for the year ended December 31, 1998 was $539,111 compared to $27,601 for the previous year, an increase of $511,510, a nineteen-fold improvement.

Operating expenses for the year ended December 31, 1998 were $12,196,175 compared to operating expenses for the previous year of $8,228,546, which included $ 483,448 attributable to Vidikron, an increase of $3,967,629, or 48.2%. General and administrative expenses of $8,083,222, which included $344,742 attributable to Vidikron, grew by $3,505,334, or 76.5%, from the previous year principally due to the write down of tooling of $2.9 million for the DHT tooling and molds and advances of $785,000 made to a supplier. Salaries of $1,664,432, which included $132,306 attributable to Vidikron, were $145,737 or 9.6% higher than the year ended December 31, 1997. Depreciation for 1998 was $682,040, an increase of $73,685, or 12.1%, over 1997. Research and development for 1998 was $1,677,647, an increase of $437,069, or 35.2%, over 1997. Patent and license expenses decreased $194,196 to $88,834 from 1997 to 1998 as the Company was winding down its patent application program.

Other income for the year ended December 31, 1998 was $2,344,786, an increase of $2,333,760 over year ended December 31, 1997 The primary reason for the increase was the sale of approximately 43 million shares of Manhattan Scientific, Inc. (formerly Tamarack Storage Devices, Inc.) stock for $2,500,000. This stock had been written down to $150,000 in prior years. Interest income of $41,408 in 1998 was offset by interest expense of $46,622. A net loss of $9,312,278 for the year ended December 31, 1998 was $1,022,358, or 12.3%, greater than the previous year.

The Company also recorded $2,262,929 in dividends (i) on the Series B Preferred Stock (ii) on the amortization of the discount on the conversion feature the Series D, E, F and G Convertible Preferred Stock and (iii) for warrants issued in connection with the Series F and G Convertible Preferred Stock.

                             1997 Compared With 1996

The Company had revenues of $1,017,645 for the year ended December 31, 1997 compared to revenue for the previous year of $150,000, an increase of 678%. All of the revenue in 1997 was from the sale of the Digital Home Theater, whereas in 1996 all revenue was royalty income. Cost of goods sold in 1997 was $990,044. Gross profit for the year ended December 31, 1997 was $ 27,601.

Operating expenses for the year ended December 31, 1997 were $8,228,546 compared to operating expenses for the previous year of $7,306,908, an increase of $921,638, or 12.6%. General and administrative expenses at $4,577,888, exceeding the previous year's general and administrative expenses by $1,380,847, or 43.2%, due to increased participation in trade shows and to higher advertising and travel expenses. Salaries of $1,518,695 in 1997 grew by $252,408, or 19.9%, over calendar year 1996. Legal fees of $1,347,146 were $329,237, or 32.3%, higher than the previous year due to on-going litigation with a former officer, founder and Director of the Company. Depreciation of $608,355 was $517,071 greater than the previous year because the Company began to depreciate in 1997 the tooling developed to build the Company's Digital Home Theater. Research and development expenses of $1,240,578 for calendar year 1997 was $1,148,751, or 48.1%, less than calendar year 1996.[Why?] Patent and license expense for year-end December 31, 1997 at $283,030 was $79,937, or 22.0%, less than the previous year.

The Company also recorded $3,157,266 in dividends on the Series C, D, and E Convertible Preferred Stock in connection with recognizing the discount on the conversion feature, for warrants issued in connection with the issuance of Series D and E Convertible Preferred Stock, and for Series B Preferred Stock Dividends.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

                                                                             Term
Name                            Age     Position                            Expires
----                            ---     --------                            -------
Marvin Maslow                   61      Chairman of the Board                1999
                                        of Directors

Phillip Siegel                  56      Vice Chairman of the Board           2001
                                        of Directors

Martin Holleran                 56      President, Chief Executive
                                        Officer and Director                 2000

Emilio Baj Macario              53      Director                             2002
Tomaso Barbini                  38      Director                             2000
Martin D. Fife                  71      Director                             2000
E. Bruce Fredrikson, Ph.D.      61      Director                             2001
Claudio Guazzoni                36      Director                             2002
Flavio Peralda                  47      Director                             2002


Marvin Maslow. Mr. Maslow, a co-founder of the Company, has served as Chairman of the Board of Directors of the Company since its inception. Mr. Maslow also served as the Company's Chief Executive Officer from inception through September 30, 1996, when he voluntarily resigned as Chief Executive Officer of the Company, endorsing the appointment by the Board of Mr. Martin Holleran as Chief Executive Officer of the Company. Mr. Maslow also served as an officer and a director of DKY, Inc. ("DKY"), the Company's predecessor in interest from October 1988 until June 12, 1990, when DKY was merged into the Company. Mr. Maslow also served as Chief Financial Officer of the Company from its inception until the consummation of its initial public offering in August, 1990. Mr. Maslow is also a Director [and an Officer] of Manhattan Scientific, Inc., which was formerly the Company's majority owned subsidiary Tamarack Storage Devices, Inc. and was spun off in July 1998.

Phillip Siegel. Mr. Siegel is an independent business consultant. He joined the Company's Board of Directors on February 19, 1999 and was elected to Vice Chairman of the Board on March 25, 1999. Mr. Siegel served as Vice President and Chief Financial Officer of Health Management Systems, Inc., a health care information systems company, from May 1996 until March 1998. He was an independent business consultant from February 1993 until May 1996. He served as a senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as its Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. Mr. Siegel is an Independent General Partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P. and is a Director of WestPoint Stevens, Inc. (and Chairman of the Audit Committee).

Martin J. Holleran. Mr. Holleran has served as President of the Company since November, 1993. On September 30, 1996, Mr. Holleran became Chief Executive Officer of the Company, at which time, he retained the title of President but resigned as the Chief Operating Officer of the Company, a position which he had also held since November, 1993. From 1992 until 1993, Mr. Holleran was President and Chief Operating Officer of Emerson Radio. Prior thereto, Mr. Holleran served as President and Chief Executive Officer of Thomson Consumer Electronics Marketing and Sales Company ("Thomson") from 1988 to 1992. Mr. Holleran was also a Director of Manhattan Scientific, Inc. which was formerly the Company's majority owned subsidiary Tamarack Storage Devices, Inc. and was spun off in January 1998, until February 12, 1999.

Emilio Baj Macario. Mr. Baj Macario is the Managing Director of Vidikron S.r.L. and had been Managing Director of Vidikron Industries S.p.A. for the 10 years immediately prior to the Vidikron Acquisition. From 1985 to 1990 Dr. Baj Macario was Managing Director of C.I.D. which was an exclusive distributor of JVC consumer goods in Italy. Prior to 1985 he held various senior positions with Panasonic Consumer Electronics.

Tomaso Barbini. Mr. Barbini is Vice Chairman of Rothschild Italia, where he has been working since 1992. Prior to joining Rothschild he worked for four years at UBS.

Martin D. Fife. Mr. Fife a founder of the Company, has served on the Board of Directors since its inception. In addition, Mr. Fife was the Secretary of the Company from its inception until January 1993. Mr. Fife served as an officer and a director of DKY from August 1988 until July 12, 1990 when DKY was merged into the Company. Mr. Fife has been the Chairman of the Board of Directors of Skysat Communication Network Corporation, a public company, since its inception in July 1992. Since 1987, Mr. Fife has been Chairman of the Board of Magar Inc., a company of which he is a founder specializing in financial products and the development of early stage companies. From 1985 to 1989, Mr. Fife was President of Intergold USA, Inc., a Company involved in the sale and processing of precious metals. From 1986 to 1989, Mr. Fife was President of Agremp Holdings Incorporated, an operator of storage elevators. Since April 1992, Mr. Fife has been a director of the Nova Group, a company engaged in the recycling of industrial plastics. Since 1974, Mr. Fife has served as a director or trustee of several investment companies advised by the Dreyfus Corporation, a registered investment adviser, and currently serves as a director or trustee of the following thirteen investment companies: The Dreyfus Fund Incorporated, Dreyfus Liquid Assets, Inc., Dreyfus Municipal Income, Inc., Dreyfus New York Municipal Income, Inc., Dreyfus California Municipal Income, Inc., Dreyfus Worldwide Dollar Money Market Fund, Inc., Dreyfus Short-Term Fund, Inc., Dreyfus Short-Term Income Fund, Inc., Dreyfus Asset Allocation Fund, Inc., Dreyfus Growth Allocation Fund, Inc., Dreyfus Institutional Short-Term Treasury Fund, Dreyfus Short-Intermediate Government Fund and Dreyfus Short-Intermediate Municipal Bond Fund.

E. Bruce Fredrikson. Mr. Fredrikson is Professor of Finance at Syracuse University School of Management. He was chairman of the finance department from 1978 to 1981 and has served in various teaching positions at the University since 1966. Mr. Fredrikson is an Independent General Partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P. He is a Director of Track Data Corporation and Innodata Corporation and Chairman of the Audit Committee of these two companies.

Claudio M. Guazzoni. Mr. Guazzoni co-founded The Zanett Securities Corporation in 1993 where he is currently employed. He previously worked for Salomon Brothers from 1985 until 1991. Mr. Guazzoni is a Director of SmartServe OnLine, Inc.

Flavio Peralda. Mr. Peralda the President of Vidikron S.r.L. was
Founder/Chairman and President of Vidikron Industries S.p.A. for the past 20 years immediately prior to the Vidikron Acquisition.

Board Classification and Committees

The Company adopted a classified Board of Directors in February 1990. The Board of Directors presently consists of nine members divided into three classes. The Company currently has one (1) Director whose term expires in 1999, three (3) Directors whose term expires in 2000, two (2) Directors whose term expires in 2001 and three (3) Directors whose term expire in 2002. Having a classified Board of Directors may be viewed as inhibiting a change in control of the Company and having possible anti-takeover effects. Officers of the Company serve at the discretion of the Board of Directors.

The Company has an Audit Committee and a Compensation Committee.

The Audit Committee

Among other things, the Audit Committee
(i) reviews the internal control procedures and accounting procedures of the Company;
(ii)  consults with the Company's independent auditors;
(iii) reviews the reports submitted by the Company's independent auditors;
(iv) reviews with the Company's management compliance reporting and accounting; and
(v) makes reports and recommendations to the Board of Directors, as it deems appropriate regarding, among other matters appointment of independent auditors.

The Audit Committee is presently comprised of E. Bruce Fredrikson (the Chairman) and Claudio M. Guazzoni.

The Audit Committee held one (1) meeting during 1998.

The Compensation Committee

The Compensation Committee establishes and administers salaries, bonuses and other incentive plans in order to attract persons to serve as, and to retain, motivate and reward qualified persons serving as, directors, executive officers and key employees of the Company.

The Compensation Committee is presently comprised of Claudio M. Guazzoni (the Chairman), E. Bruce Fredrikson and Martin D. Fife.

The Compensation Committee held one (1) meeting in 1998.

Each member of the Board of Directors who is not an officer or employee of the Company receives an annual fee of $8,000 per year, plus $1,000 for each scheduled Board meeting and $ 500 for each committee meeting attended for serving as Director. As of March 25, 1999 each Director can elect in advance to take equity in the Company in lieu of cash fees. The equity will be priced at 85% of the average closing bid price for the ten days preceding the applicable meeting. The Company reimburses its Directors for out-of-pocket expenses incurred in connection with meetings of the Board of Directors or committee meetings attended. There are no family relationships among any Directors or officers. All Directors attended at least 75% of the meetings in 1998.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes that during 1998 all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

Executive Compensation

The following table sets forth the cash compensation paid by the Company to executive officers of the Company for the year ended December 31, 1998 whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                          Annual Compensation                                             Awards       Payouts
    (a)                       (b)       (c)         (d)           (e)           (f)           (g)           (h)          (i)

                                                                 Other                                                   All
                                                                 Annual      Restricted                                 Other
                                                                Compen-        Stock                       LTIP        Compen-
Name and                                                         sation       Awards       Options/       Payouts      sation
Principal Position           Year    Salary($)    Bonus($)         $             $          SARs(#)          $            $
------------------           ----    ---------    --------      -------      ----------    --------       -------      -------
Marvin Maslow,               1998    $150,000    $   -0-       $63,676(6)                 $    -0-                     $    -0-
   Chairman of the Board     1997    $150,000    $   -0-       $41,676        $ -0-            -0-        $  -0-       $    -0-
   Of Directors              1996    $150,000    $   -0-       $40,141        $ -0-         25,000(1)     $  -0-       $100,000(2)

Martin Holleran,             1998    $220,000    $   -0-       $24,154        $ -0-        784,624(3)     $  -0-       $    -0-
   President, Chief          1997    $220,000    $   -0-       $24,115        $ -0-            -0-        $  -0-       $    -0-
   Executive Officer         1996    $180,000    $   -0-       $ 9,403        $ -0-         25,000(4)     $  -0-       $100,000(5)
   And Director

Sherman Langer (7)           1998    $165,000    $   -0-       $    -0-       $ -0-            -0-        $  -0-       $    -0-
   Senior Vice President     1997    $165,000    $   -0-       $    -0-       $ -0-            -0-        $  -0-
   Of Marketing and          1996    $130,000    $30,000       $    -0-       $ -0-       $  2,500        $  -0-       $    -0-
   Sales And Director



(1) On March 12, 1996, the Company cancelled 4,688 unvested stock options granted in 1994 having an exercise price of $215.00 per share and granted Mr. Maslow 25,000 non-qualified stock options having an exercise price of $175.00 per share, which exercise price was subsequently reduced to $120.00 on January 9, 1997.

(2) Represents a one-time cost-of-living adjustment made to Mr. Maslow's July 1990 employment agreement with the Company.

(3) On December 8, 1998 Mr. Holleran was granted options representing 7% of the company's issued and outstanding common stock, on a fully diluted basis, after giving effect to the transactions approved at the Company's Meeting of Stockholder held on February 19, 1999.

(4) On March 12, 1996, the Company cancelled 3,125 unvested stock options granted in 1994 having an exercise price of $215.00 per share and granted Mr. Holleran 25,000 non-qualified stock options having an exercise price of $175.00 per share, which exercise price was subsequently reduced to $120.00 on January 9,1997. On December 8, 1998, Mr. Holleran returned all of these stock options to the company.

(5) Represents a one-time cost-of-living adjustment made to Mr. Holleran's 1993 employment agreement with the Company.

(6) Includes $25,000 received from Manhattan Scientific, Inc. (See Item 13 Certain Relationships and Related Transactions)

(7)  Mr. Langer resigned as of March 16, 1999.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

              (a)                      (b)              (c)                   (d)                     (e)

                                                                                                    Value of
                                                                                                  Unexercised
                                                                           Number of              In-the-Money
                                                                          Options/SARs            Options/SARs
                                                                           At Fiscal               At Fiscal
                                                                          Year End (#)            Year End (#)
                                      Shares
Name and                           Acquired on         Value              Exercisable             Exercisable
Principal Position                 Exercise (#)     Realized ($)         Unexercisable            Unexecisable
------------------                 ------------     ------------         -------------            ------------
Marvin Maslow                          -0-              N/A           34,375 Exercisable              0/0
   Chairman of the Board
   Of Directors

Martin Holleran,                       -0-              N/A          261,541 Exercisable              0/0
   President and Chief
Executive Officer

Sherman Langer                         -0-              N/A            3,800 Exercisable              0/0
Senior Vice President
    Of Marketing and
    Sales and Director

Jules Zimmerman                        -0-              N/A            3,000 Exercisable              0/0
    Chief Financial Officer
    And Director

Martin Fife,                           -0-              N/A              375 Exercisable              0/0
   Vice Chairman of the
   Board of Directors


Executive Employment Agreements


The Company entered into an employment agreement in July 1990 with Marvin Maslow to serve as Chief Executive Officer of the Company. Mr. Maslow's employment agreement, which was to initially expire in July, 1995, was automatically extended in January 1995 by its terms for an additional 30 months. That employment agreement was terminated and replaced with a new executive employment agreement effective March 1, 1997 when Mr. Maslow resigned his position as Chief Executive Officer and remained Chairman of the Board. The terms of Mr. Maslow's employment agreement set forth a salary of $150,000 per annum, a $2,000 per month non-accountable expense allowance, lease of an automobile and other perquisites. The term of Mr. Maslow's new employment agreement is six (6) years with a two-year extension, and it contains change in control provisions.

The Company entered into a three (3) year employment agreement with Mr. Martin Holleran in November 1993 to serve as the Company's President and Chief Operating Officer at a salary of $180,000 per year. Upon the expiration of this agreement (which was orally extended by the parties subsequent to its term), the Company entered into a new executive employment agreement with Mr. Holleran effective March 1, 1997. At that time Mr. Holleran resigned his position as Chief Operating Officer and assumed the position of Chief Executive Officer. The terms of Mr. Holleran's employment agreement set forth a salary of $220,000 per annum plus lease of an automobile and other perquisites. The term of Mr. Holleran's new executive employment agreement is six (6) years with a two-year extension, and it contains change in control provisions.

Effective December 8, 1998, the Company entered into a one (1) year employment agreement with Mr. Flavio Peralda initially to act as Attorney for Vidikron S.r.L. and a two (2) year employment agreement with Emilio Baj Macario also to act as Attorney for Vidikron S.r.L. at salaries of $180,000 per year each. The Company is in the process of converting Vidikron S.r.L. into Vidikron S.p.A. At the time of conversion, Mr. Peralda will become President and Mr. Baj Macario Managing Director of Vidikron S.p.A. in accordance with the terms of their employment agreements. The Company has also entered into an employment agreement with Giovanni Cozzi, President of Vidikron of America, for a period of (4) months at an annual salary of $146,000 and with James Wellnitz, Executive Vice President of Vidikron of America, for one year at a salary of $85,000 per year. Messrs. Cozzi and Wellnitz also receive a percentage of revenue earned in the U.S. At the expiration of Mr. Cozzi's employment agreement he became an employee at will under the same terms and conditions as before.

Each of Messrs. Maslow, Holleran, Peralda and Baj Macario have agreed not to compete with the Company during the term of his respective employment agreement and for a period of two years after the termination thereof. Each of Messrs. Cozzi and Wellnitz have agreed not to compete with company during the term of their employment agreement. All of the executive employment agreements contain termination for cause provisions.

Effective January 1, 1997, the Company entered into an employment agreement with Mr. Sherman Langer. The term of Mr. Langer's employment agreement was three (3) years and provided for a salary of $165,000 per year and also contains certain change in control provisions. The employment agreement was terminated as of March 16, 1999, by mutual consent. Under the terms of the agreement Mr. Langer resigned as an Officer and Director of the Company with the Company agreeing to pay his salary and benefits for up to six months or until thirty (30) days after Mr. Langer becomes reemployed, which ever comes earlier.

Subsequent to the closing of the Company's initial public offering in 1990, the Company retained Jules Zimmerman as Chief Financial Officer of the Company. In connection therewith, the Company entered into a consulting agreement with Mr. Zimmerman and Hickok Associates whereby the Company is billed on an hourly basis for the work performed by Mr. Zimmerman. Hickok Associates discontinued operations as of December 31, 1996. Since that time Mr. Zimmerman has continued to provide his services to the Company as Chief Financial Officer on an hourly basis. Mr. Zimmerman resigned as Chief Financial Officer to the company on February 19, 1999 and as a Director as of March 15, 1999.

Indemnification Agreements

The Company has entered into an Indemnification Agreement with each of its Directors and any officer, employee, agent or fiduciary designated by the Board of Directors which provides that the Company indemnify the Director or other party thereto to the fullest extent permitted by applicable law. The agreement includes indemnification, to the extent permitted by applicable law, against expenses, including reasonable attorneys' fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by the indemnified party in connection with any civil or criminal action or administrative proceeding arising out of the indemnitee's performance of his duties as a Director or officer of the Company. Such indemnification is available if the indemnitee acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

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

Each Indemnification Agreement requires the Company to advance litigation expenses at the request of the Director or officer who is a party thereto, whether prior to, or after final resolution of a proceeding, provided that the indemnitee undertakes to repay such advances if it is ultimately determined that he is not entitled to indemnification for his expense. The advance of litigation expenses is therefore mandatory upon satisfaction of certain conditions by such Director or officer.

The Company has entered into an Indemnification Agreement with all of its Directors and officers. The Company has obtained officers' and directors' liability insurance, which provides a maximum of $6,000,000 of coverage, subject to a $100,000 deductible payable by the Company except under certain circumstances for securities related matters in which case the deductible is $150,000. Any payments made by the Company under an Indemnification Agreement which are not covered by the insurance policy may have an adverse impact on the Company's earnings.

Stock Option Plans and Agreements

At the Annual Meeting on February 19, 1999 the stockholders approved the adoption of the Company's 1999 Incentive Stock Option Plan (the "1999 Option Plan") inasmuch as the Company's currently existing 1990 Incentive Stock Option and Allocation Plan (the "1990 Option Plan") will, by its terms in accordance with applicable Federal Income Tax provisions, expire in February 2000.

The purpose of the 1999 Option Plan, like the 1990 Plan, is to encourage and enable employees and consultants of the Company and its subsidiaries to acquire a proprietary interest in the Company through the ownership of the Company's Common Stock. The Option Plan is designed to provide employees and consultants with a more direct stake in the Company's future welfare and an incentive to remain with the Company.

The 1999 Option Plan is, in most material respects, substantially similar if not identical to the 1990 Option Plan. Like the 1990 Option Plan, the 1990 Option Plan will provide for grants of "Incentive Stock Options," meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "Non-qualified Stock Options".

The 1999 Option Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee") which is comprised of not less than two disinterested directors within the meaning of Rule 16b-3 of the Exchange Act. The Option Plan permits the Committee to determine which employees or consultants or other eligible personnel shall receive options and the times when options are to be granted. The Committee also determines the purchase price of Common Stock covered by each option, the term of each option, the number of shares of Common Stock to be covered by each option and any performance objectives or vesting standards applicable of each option. The Committee also designates whether the options shall be Incentive Stock Options or Non-qualified Stock Options. The Plan has a term of ten (10) years and expires in February 2009.

The purchase price per share under each Incentive Stock Option or Non-qualified Stock Option is the "Market Price" (i.e., the average of the high and low reported consolidated bid price for such day) of the Common Stock on the date the option is granted, except that the exercise price for an Incentive Stock Option granted to a 10% stockholder may not be less than 100% of the Market Price of the Common Stock on the date of the grant. The aggregate Market Price of the Common Stock exercisable under Incentive Stock options held by any optionee during any calendar year may not exceed $100,000. Incentive Stock Options granted to employees under the Option Plan have a maximum term of ten years. Options are not transferable except by will or pursuant to the applicable laws of descent and distribution. Notwithstanding the general restriction on transferability, in the sole discretion of the Committee, Non-qualified Stock Options may be made transferable subject to the requirements of Rule 16b-3.

In the event that an employee is terminated for any reason other than death, Disability, Retirement for Cause (as such terms are defined in the Option Plan), to the extent that the employee had the right to exercise an option, such option will be exercisable until the earlier of the expiration date of the option, or within 30 days of the date of such termination. Options held on the date of Disability or Retirement, whether or not exercisable on such date, are exercisable within one year of the date of Disability or Retirement. Options held by an employee at the date of death, whether or not exercisable on the date of death, are exercisable by the beneficiary of the employee within one year from the date of death. The Committee may, in its sole discretion, cause any option to be forfeited upon an employees termination for Cause (as defined in the Option Plan). In the event of a Change of Control (as such term is defined in the Plan) of the Company, all outstanding options will vest and appropriate provisions shall be made for the protection of options by substitution on an equitable basis of appropriate stock of the Company or appropriate stock of the merged, consolidated or otherwise reorganized corporation, as the case may be.

The Board of Directors is permitted to suspend, terminate, modify or amend the Option Plan, provided that any amendment that would (I) materially increase the aggregate number of shares, (ii) materially increase benefits accruing to employees, or (iii) materially modify the eligibility requirements for participation shall be subject to stockholder approval, provided, however, that stockholder approval is not required for adjustments to the Option Plan or to the number of shares available thereunder which are deemed appropriate by the Committee to prevent dilution or expansion of rights.

The Company's 1999 Option Plan would have available options exercisable for shares of common Stock of the Company in an amount equal to twenty percent (20%) of the company's issued and outstanding shares after giving effect to the transactions approved at the February 19, 1999 stockholders meeting.


Performance Graph


                Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                       Vidikron Technologies Group, Inc.

Prepared by the Center for Research in Security Prices
Produced on 04/14/1999 including data to 12/31/1998

Company Index: CUSIP          Ticker    Class     Sic     Exchange

               74339110       PJTV                3660    NASDAQ

               Fiscal Year-end is 12/31/1998

market Index;  Nasdaq Stock Market (US Companies)

Peer Index:    NASDAQ Stocks (SIC 3660-3669 US Companies)
               Communications Equipment

           Date        Company Index  Market Index   Peer Index
        12/31/1993        100.000        100.000       100.000
        01/31/1994         80.682        103.035       100.788
        02/28/1994         62.500        102.073        98.085
        03/31/1994         61.364         95.798        91.886
        04/29/1994         61.364         94.554        95.175
        05/31/1994         45.455         94.785        85.228
        06/30/1994         55.682         91.319        79.834
        07/29/1994         47.727         93.192        84.114
        08/31/1994         50.000         99.135        93.740
        09/30/1994         46.591         98.881        93.278
        10/31/1994         52.273        100.824       105.370
        11/30/1994         45.455         97.479       104.840
        12/30/1994         39.205         97.752       113.428
        01/31/1995         31.818         98.309       109.964
        02/28/1995         29.545        103.509       118.085
        03/31/1995         30.682        106.579       123.902
        04/28/1995         23.295        109.937       131.144
        05/31/1995         21.591        112.775       132.896
        06/30/1995         28.409        121.914       157.365
        07/31/1995         27.273        130.876       175.814
        08/31/1995         30.114        133.531       177.400
        09/29/1995         42.614        136.601       187.897
        10/31/1995         51.136        135.813       173.262
        11/30/1995         34.091        139.004       186.370
        12/29/1995         43.182        138.265       175.935
        01/31/1996         40.909        138.944       171.886
        02/29/1996         43.182        144.233       183.654
        03/29/1996         36.932        144.708       181.159
        04/30/1996         20.455        156.710       215.722
        05/31/1996         26.136        163.906       243.372
        06/28/1996         32.955        156.517       234.122
        07/31/1996         26.705        142.559       188.855
        08/30/1996         35.227        150.547       202.873

                Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                       Vidikron Technologies Group, Inc.

Prepared by the Center for Research in Security Prices
Produced an 04/14/1999 including data to 12/31/1998

           Date        Company Index  Market Index   Peer Index

        09/30/1996         36.364        162.062       213.700
        10/31/1996         34.091        160.271       201.541
        11/29/1996         30.682        170.179       208.784
        12/31/1996         23.295        170.025       195.178
        01/31/1997         27.557        182.109       207.294
        02/28/1997         25.000        172.037       181.620
        03/31/1997         23.864        160.804       164.429
        04/30/1997         18.182        165.831       157.669
        05/30/1997         17.330        184.696       197.998
        06/30/1997         17.898        190.353       203.921
        07/31/1997         13.352        210.432       224.948
        08/29/1997         17.330        210.179       227.641
        09/30/1997         17.614        222.580       233.837
        10/31/1997         14.773        211.020       221.992
        11/28/1997         13.636        212.164       219.291
        12/31/1997          8.807        208.532       208.891
        01/30/1998         10.369        215.158       195.827
        02/27/1998          6.818        235.389       206.211
        03/31/1998         10.227        244.025       215.148
        04/30/1998          6.818        248.054       227.390
        05/29/1998          4.545        234.261       212.203
        06/30/1998          2.273        250.681       225.827
        07/31/1998          3.409        247.694       221.964
        08/31/1998          1.136        198.800       142.261
        09/30/1998          0.852        226.450       140.172
        10/30/1998          0.852        236.226       159.730
        11/30/1998          0.852        260.132       174.648
        12/31/1998          0.568        293.832       191.299

The index level for all series was set to 100.0 on 12/31/1993

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 9, 1999, known to the Company regarding beneficial ownership of the Company's Common Stock by:
(i) any holder of more than five percent of the outstanding shares; (ii) the Company's directors; and (iii) the directors and officers of the Company as a group:

                                                      Shares         Percentage         Shares         Percentage
                                                        Of             (%) of             of             (%) of
                                                      Common            Total         Preferred           Total
                                                      Stock            Common           Stock           Preferred
Name                                               Owned(1)(2)        Stock(3)          Owned             Stock
----                                               -----------       ----------       ---------        ----------

Marvin Maslow (5)                                     34,958             1.3%          25,000              7.1%
  Manhattan Scientifics Inc.
  641 5th Avenue
  Suite 36-F
  New York, NY  10022

Martin D. Fife (4)                                     8,750             -0-              -0-              -0-
   405 Lexington Avenue
   New York, NY  10174

Martin Holleran (6)                                  784,624            28.5%             -0-              -0-
   Vidikron Technologies Group Inc.
   One Evertrust Plaza
   11th Floor
   Jersey City, NJ 07302
Phillip Siegel (7)                                   100,000             3.6%             -0-              -0-
(Vidikron Technologies Group, Inc.)

Tomaso Barbini (8)                                    50,000             1.8%             -0-              -0-
(Vidikron Technologies Group, Inc.)

E. Bruce Fredrikson (8)                               50,000             1.8%             -0-              -0-
(Vidikron Technologies Group, Inc.)

Claudio Guazzoni (8)                                  50,000             1.8%             -0-              -0-
(Vidikron Technologies Group, Inc.)

Emillio Baj Macario (9)                              493,333            17.9%             -0-              -0-
   Vidikron Industries S.p.A.
   Via Dei Guasti, 29
   20020 Misinto (Milano)
   C.so Venezia, 16-20121
   Milano, Italy

Flavio Peralda (9)                                   493,333            17.9%             -0-              -0-
   Vidikron Industries S.p.A.
   Via Dei Guasti, 29
   20020 Misinto (Milano)
   C.so Venezia, 16-20121
   Milano, Italy


All Directors, Nominees and Officers Group
(consisting of 9 persons) (4)(5)(6)(7)(8)(9)      2,749,955            57.2%          25,000              7.1%


(1) Except as otherwise indicated, all shares of Common Stock are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Gives effect to the reverse stock split of forty (40) for one (1) in March of 1999.

(3) Outstanding Common Stock does not include any shares of Common Stock issuable upon the exercise of any outstanding options or warrants, or the conversion of any convertible preferred securities. The convertible preferred securities are convertible into common stock. Should they be converted the common stock would increase to approximately 10.5 million shares.

(4) Includes 8,750 non-qualified options granted to and beneficially owned by Mr. Fife to acquire 8,750 shares of Common Stock. Does not include (i) 100 shares of non-voting Series A Preferred Stock issued to Mr. Fife in connection with the early financing of the Company.

(5) Includes (i) 34,375 shares of Common Stock subject to 34,375 non-qualified stock options. Does not include 4,038 shares of Common Stock owned by Mr. Maslow's adult child. Mr. Maslow disclaims beneficial ownership of the shares of Common Stock owned by his adult child. Mr. Maslow received 25,000 shares of Series B Preferred Stock on May 15, 1992 for services rendered in the second quarter of 1992.

(6) Includes non-qualified options granted to and beneficially owned by Mr. Holleran to acquire shares of the Company's Common Stock.

(7) Includes incentive stock options granted to and beneficially owned by Mr. Siegel to acquire shares of the Company's Common Stock.

(8) Includes non-qualified stock options granted to and beneficially owned by Messrs. Barbini, Fredrikson and Guazzoni to acquire shares of the Company's Common Stock.

(9) Represents shares issued to Grangeover, an Isle of Mann Entity, as partial consideration for the transfer to the Company of certain trademarks and intellectual property rights in connection with the Vidikron Acquisition. Messrs. Peralda and Baj Macario are empowered to vote the shares issued to this entity, but disclaim any beneficial ownership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases space from Mssrs. Baj Macario and Peralda, two of the Company's officers and directors, and purchases certain components used in the manufacture of certain projectors and certain manufactured projectors from Novavision, S.p.A., a company owned by Mssrs. Baj Macario and Peralda. For the year ended December 31, 1998, the lease expense was $6,181. The lease was negotiated as an arms length transaction at the time of the Vidikron Acquisition and the transfer price for manufactured goods is subject to competitive bids. Mssrs. Baj Macario and Peralda also hold a power of attorney from Grangeover, an Isle of Mann entity, to vote the Company's common stock owned by Grangeover.

In January of 1998 the Company merged its majority owned subsidiary, Tamarack Storage Devices Inc., into a bulletin board shell company, changed the name of the merged entity to Manhattan Scientifics, Inc. ("MSI") and simultaneously therewith effected an offering of $1,000,000 of common stock of MSI in a Rule 504 offering. Upon the consummation of this transaction, after giving effect to the merger and the Rule 504 offering, the Company owned approximately 77% of the issued and outstanding common shares of MSI. On or about the same time MSI issued 7,500,000 options each to Messrs. Maslow and Holleran to acquire MSI common stock at an exercise price of $0.20 per share.

Marvin Maslow is an officer and director of MSI and Mr. Holleran is a director of MSI. In July 1998, as part of the Company's sale of approximately 43.1 million shares of MSI common stock to an institutional investor, the institutional investor required that it receive 10,000,000 of the 15,000,000 options owned by these two officers and directors and that the exercise price be reduced to $0.05 per share. Each of the two officers and directors surrendered options for 5,000,000 shares of MSI common stock and each had the exercise price of their remaining options for 2,500,000 shares of MSI common stock similarly reduced to $0.05 per share. In 1998, Mr. Maslow received $25,000 in compensation from MSI. On February 12, 1999 Mr. Holleran resigned as a director of MSI.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

The following consolidated financial statements of the Company are incorporated herein by reference to Part II, Item 8:

Independent Auditors' Report                                                                                  F - 1

Consolidated Balance Sheets at December 31, 1997 and 1998                                                     F - 2

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997, 1998                       F - 3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997, 1998             F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997, 1998                       F - 5

Notes to Consolidate Financial Statements                                                                     F - 6

(a) (2)  Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information required is included in the financial statements and notes thereto.

(a) (3)  Exhibits

The following is a list of exhibits filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No.
-----------
10.52 Acquisition Agreement and Related Agreements with Vidikron Industries, S.p.A.

27    Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 15th day of April, 1999.

                                            VIDIKRON TECHNOLOGIES GROUP, INC.


                                            By: /s/ Martin Holleran
                                               ---------------------------------
                                            Martin Holleran, President
                                            Chief Executive Officer and Director

In accordance with the Exchange Act this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                                   Title                                               Date
---------                                   -----                                               ----

-----------------------                    Chairman of the Board                           April 15, 1999
Marvin Maslow                              of Directors


/s/ Phillip Siegel                         Vice Chairman of the Board                      April 15, 1999
-----------------------                    of Directors
Phillip Siegel


/s/ Martin Holleran                        President, Chief                                April 15, 1999
-----------------------                    Executive Officer and Director
Martin Holleran


/s/ Stuart D. Barlow                       Vice President of Finance                       April 15, 1999
-----------------------                    (principal financial officer)
Stuart D. Barlow


/s/ Emilio Baj Macario
-----------------------                    Director                                        April 15, 1999
Emilio Baj Macario


/s/ Tomaso Barbini
-----------------------                    Director                                        April 15, 1999
Tomaso Barbini


/s/ Martin D. Fife
-----------------------                    Director                                        April 15, 1999
Martin D. Fife


/s/ E. Bruce Fredrikson
-----------------------                    Director                                        April 15, 1999
E. Bruce Fredrikson


/s/ Claudio Guazzoni
-----------------------                    Director                                        April 15, 1999
Claudio Guazzoni


/s/ Flavio Peralda
-----------------------                    Director                                        April 15, 1999
Flavio Peralda


Item 14(c) Part IV

           Exhibit Index


Exhibit Number         Description
--------------         -----------

    3.1 Amendment to Certificate of Incorporation changing the name of the Company to Vidikron Technologies Corp., Inc.

    3.1.1 Amendment to Certificate of Incorporation amending authorized capital

    10.53 Amended Acquisition Agreement and Related Agreements with Vidikron Industries, S.p.A.

    10.54              Employment Agreement of Emilio Baj Macario

    10.55              Employment Agreement of Flavio Peralda

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vidikron Technologies Group. Inc.:

     We have audited the accompanying consolidated balance sheets of Vidikron Technologies Group, Inc. and its subsidiaries (the "Company") (formerly Projectavision, Inc.) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated the financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1998 and 1997 and the results of their operations and their cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



New York, NY
April 8, 1998

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,              December 31,
ASSETS                                                                               1997                      1998
CURRENT ASSETS:
 Cash and cash equivalents                                                      $  1,331,925               $  2,280,107
 Accounts receivable                                                                 377,608                  1,934,426
 Inventory                                                                         1,857,604                  4,617,680
 Investments                                                                               -                    500,000
 Other current assets                                                              1,001,629                    299,575
                                                                                ------------               ------------
   Total Current Assets                                                            4,568,766                  9,631,788

PROPERTY AND EQUIPMENT
 Furniture, fixtures and equipment                                                   127,128                    643,009
 Tooling                                                                           5,907,288                  2,134,237
 Computers and software                                                              259,048                    320,270
 Assets under capital leases                                                          47,989                     47,989
 Leasehold improvements                                                              185,030                      8,824
                                                                                ------------               ------------
                                                                                   6,526,483                  3,154,329
Less: Accumulated depreciation and amortization                                      851,250                    290,662
                                                                                ------------               ------------
   Property and equipment, net                                                     5,675,233                  2,863,667

GOODWILL - Net of accumulated amortization of $25,043                                      -                  5,985,094
TRADEMARKS - Net of accumulated amortization of $3,769                                     -                    599,216
OTHER ASSETS                                                                         168,358                    150,635
                                                                                ------------               ------------
   TOTAL ASSETS                                                                 $ 10,412,357               $ 19,230,400
                                                                                ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                               $  2,466,676               $  3,597,729
 Accrued liabilities                                                               1,070,638                  1,297,500
 Notes payable                                                                             -                  7,889,197
 Bank debt                                                                                 -                  1,681,579
 Convertible debt                                                                          -                    140,000
 Current portion of capital lease obligations                                         15,229                     17,904
                                                                               -------------              -------------
   Total Current Liabilities                                                       3,552,543                 14,623,909
                                                                               -------------              -------------

LONG-TERM LIABILITIES
Long-term portion of capital lease obligations                                        22,851                      4,947
Other long-term liabilities                                                          250,000                    498,188
Convertible debt                                                                     900,000                          -
                                                                               -------------              -------------
Total Long-term Liabilities                                                        1,172,851                    503,135
                                                                               -------------              -------------
TOTAL LIABILITIES                                                                  4,725,394                 15,127,044


COMMITMENTS AND CONTINGENCIES                                                              -                          -

STOCKHOLDERS' EQUITY
 Preferred stocks
 Series A Preferred Stock, $.01 par value
  100 shares authorized, 100 shares issued ($100,000 liquidation preference)               -                          -
 Series B Preferred Stock,  $.01 par value
 434,667 shares authorized,  351,258 shares outstanding
  as of December 31, 1998 ($1,756,290 liquidation preference)                          3,512                      3,512
 Series D Preferred Stock, $100 par value 60,000 shares authorized; 51,000 shares issued as of December 31, 1997 and 36,900 shares issued as of
  December 31, 1998;  ($3,690,000 liquidation preference)                          5,100,000                  3,690,000
 Series E Preferred Stock, $1000 par value
  1,650 shares authorized; 1,650 shares issued as of December 31, 1997 and
  1,510 shares issued as of
  December 31, 1998; ($1,510,000 liquidation preference)                           1,650,000                  1,510,000
 Series F Preferred Stock, $1000 par value
  2,850 shares authorized; 2,850 shares issued as of
  December 31, 1998; ($2,850,000 liquidation preference)                                                      2,850,000
 Series G Preferred Stock, $1000 par value
  2,400 shares authorized; 2,400 shares issued as of
  December 31, 1998; ($2,400,000 liquidation preference)                                                      2,400,000
 Common stock $.004 par value - 1,250,000 shares
  authorized; 499,725 and 1,146,327 issued and
 outstanding in 1997 and 1998 respectively                                             1,999                      4,585
Cumulative Translation Adjustment                                                          -                    (21,353)
Additional paid-in capital                                                        44,535,906                 50,846,300
Accumulated Deficit                                                              (45,604,454)               (57,179,688)
                                                                               -------------               ------------
   Total Stockholders' Equity                                                      5,686,963                  4,103,356
                                                                               -------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $10,412,357                $19,230,400
                                                                               =============               ============
The consolidated financial statements reflect a 40-to-1 reverse stock split.
See notes to consolidated financial statements.

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------

                                                                                  Years Ended December 31,
                                                            --------------------------------------------------------------------
                                                                 1996                         1997                     1998

REVENUE                                                     $    150,000                 $  1,017,645              $  3,020,874

COST OF SALES                                                          -                      990,044                 2,481,763
                                                            ------------                 ------------              ------------
GROSS PROFIT                                                     150,000                       27,601                   539,111

OPERATING EXPENSES
 General and administrative                                    3,197,041                    4,577,888                 8,083,222
 Salaries                                                      1,266,287                    1,518,695                 1,664,432
 Depreciation and amortization                                    91,284                      608,355                   682,040
 Research and development                                      2,389,329                    1,240,578                 1,677,647
 Patent and license expense                                      362,967                      283,030                    88,834
                                                            ------------                 ------------              ------------

Total Operating Expenses                                       7,306,908                    8,228,546                12,196,175
                                                            ------------                 ------------              ------------

LOSS FROM OPERATIONS                                          (7,156,908)                  (8,200,945)              (11,657,064)
                                                            ------------                 ------------              ------------

OTHER INCOME (EXPENSE)
 Recovery of allowances on advances                              109,166                           -                         -
 Gain on sale of investment                                            -                           -                  2,350,000
 Interest income                                                 458,979                      167,855                    41,408
 Interest expense                                               (352,049)                    (117,524)                  (46,622)
 Interest expense - Amortization of debt expense              (3,868,016)                     (39,306)                        -
                                                            ------------                 ------------              ------------

Other income/(expense) - Net                                  (3,651,920)                      11,025                 2,344,786
                                                            ------------                 ------------              ------------

Loss before Equity in Loss of
 Unconsolidated Affiliate                                    (10,808,828)                  (8,189,920)               (9,312,278)

Equity in Loss of Unconsolidated Affiliate                       (72,065)                    (100,000)                        -
                                                            ------------                 ------------              ------------

Net Loss                                                     (10,880,893)                  (8,289,920)               (9,312,278)

Dividends on Preferred Stock                                  (2,635,331)                  (3,157,266)               (2,262,929)
                                                            ------------                 ------------              ------------

Net Loss Attributable to Common Stockholders                $(13,516,224)                $(11,447,186)             $(11,575,207)
                                                            -===========                 ============              ============


Net Loss per Share Attributable to Common Stockholders          $ (39.79)                $     (25.48)             $     (17.04)
                                                            ============                 ============              =============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                   339,668                      449,222                   679,422
                                                            ============                 ============              ============


The consolidated financial statements reflect a 40-to-1 reverse stock split.
See notes to consolidated financial statements            .

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------


                                             CUMULATIVE          SERIES A               SERIES B                   SERIES C
                                             TRANSLATION     PREFERRED STOCK      PREFERRED STOCK            PREFERRED STOCK
                                             ADJUSTMENT       SHARES     AMOUNT     SHARES        AMOUNT      SHARES      AMOUNT
                                             -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                      100                 385,982       $3,859
NET LOSS
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK                                                                           7,500           8
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES C PREFERRED STOCK
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES

                                             --------------------------- ------- -------------- ----------- ------------ -------
BALANCE, DECEMBER 31, 1996                   $     -            100      $     -    385,982       $3,859       7,500     $     8
NET LOSS
CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                                                         (34,724)        (347)

SERIES C PREFERRED STOCK CONVERSION                                                                           (7,500)         (8)
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

ISSUANCE OF COMMON STOCK FOR SERVICES

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK

                                             --------------------------- ------- -------------- ----------- ------------ -------
BALANCE, DECEMBER 31, 1997                         0            100            0    351,258        3,512           0           0



NET LOSS
CUMULATIVE TRANSLATION ADJUSTMENT            (21,353)

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK

ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS

CONVERSION OF SERIES D PREFERRED STOCK
FINANCING COST FOR SERIES D PREFERRED STOCK
CONVERSION OF SERIES E PREFERRED STOCK
ISSUE SHARES TO SERIES E PREFERRED
  STOCKHOLDER
ISSUANCE OF SERIES F PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES F
  PREFERRED STOCKHOLDERS
ISSUANCE OF SERIES G PREFERRED STOCK
FINANCING COST FOR SERIES G PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES G
  PREFERRED STOCKHOLDERS
ISSUE SHARES TO SERIES G PREFERRED
  STOCKHOLDER
ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK TO ACQUIRE
  TRADEMARKS AND MINORITY INTEREST IN
  VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR SERVICES

                                             --------------------------- ------- -------------- ----------- ------------ -------

BALANCE,  DECEMBER 31, 1998                  ($21,353)         100       $     0    351,258     $  3,512           0     $     0
                                             =========================== ======= ============== =========== ============ =======


The consolidated financial statements reflect a 40-to-1 reverse stock split. See notes to consolidated financial statements.

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                    SERIES D              SERIES E               SERIES F               SERIES G
                                                 PREFERRED STOCK        PREFERRED STOCK      PREFERRED STOCK        PREFERRED STOCK
                                                 SHARES   AMOUNT        SHARES   AMOUNT      SHARES   AMOUNT        SHARES   AMOUNT
                                             ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                       0         $    -       0         $    -     0         $    -       0         $    -
NET LOSS
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK
ISSUANCE OF SERIES C PREFERRED STOCK
SERIES C PREFERRED STOCK PLACEMENT FEE
CASH DIVIDEND ON SERIES C PREFERRED STOCK
EXERCISE OF STOCK OPTIONS
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES C PREFERRED STOCK
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES

                                              --------------------------------------------------------------------------------------
BALANCE,  DECEMBER 31, 1996                      0              -       0              -     0              -       0              -
NET LOSS
CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK

SERIES C PREFERRED STOCK CONVERSION
ISSUANCE OF SERIES D PREFERRED STOCK           51,000      5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                    1,650     1,650,000
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

ISSUANCE OF COMMON STOCK FOR SERVICES

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK

                                              --------------------------------------------------------------------------------------
BALANCE,  DECEMBER 31, 1997                     51,000     5,100,000    1,650     1,650,000   0             0       0              0



NET LOSS
CUMULATIVE TRANSLATION ADJUSTMENT

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK

ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS

CONVERSION OF SERIES D PREFERRED STOCK         (14,100)   (1,410,000)
FINANCING COST FOR SERIES D PREFERRED STOCK
CONVERSION OF SERIES E PREFERRED STOCK                                   (140)     (140,000)
ISSUE SHARES TO SERIES E PREFERRED
  STOCKHOLDER
ISSUANCE OF SERIES F PREFERRED STOCK                                                          2,850    2,850,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES F
  PREFERRED STOCKHOLDERS
ISSUANCE OF SERIES G PREFERRED STOCK                                                                                2,400  2,400,000
FINANCING COST FOR SERIES G PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES G
  PREFERRED STOCKHOLDERS
ISSUE SHARES TO SERIES G PREFERRED
  STOCKHOLDER
ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK TO ACQUIRE
  TRADEMARKS AND MINORITY INTEREST IN
  VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR SERVICES

                                              ---------  ------------  -------  -----------  -------  -----------   ------ ---------

BALANCE, DECEMBER 31, 1998                      36,900    $3,690,000    1,510   $1,510,000    2,850   $2,850,000    2,400 $2,400,000
                                              =========  ============  =======  ==========-  =======  ===========   ====== =========

The consolidated financial statements reflect a 40-to-1 reverse stock split. See notes to consolidated financial statements.


VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


                                                                              ADDITIONAL             ACCUMULATED
                                                     COMMON STOCK              PAID IN                 DEFICIT
                                                SHARES         AMOUNT          CAPITAL                                   TOTAL
                                             --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                      309,720       $ 1,239        $ 24,318,651          $(20,641,044)    $   3,682,705
NET LOSS                                                                                            (10,880,893)      (10,880,893)
ISSUANCE OF COMMON STOCK
    FOR PREFERRED STOCK DIVIDENDS                   941             4             154,389              (154,393)                0

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                 44,324           177           3,020,298                               3,020,475
ISSUANCE OF SERIES C PREFERRED STOCK                                            7,499,992                               7,500,000
SERIES C PREFERRED STOCK PLACEMENT FEE                                           (500,000)                               (500,000)
CASH DIVIDEND ON SERIES C PREFERRED STOCK                                                              (123,750)         (123,750)
EXERCISE OF STOCK OPTIONS                           750             3              24,372                                  24,375
AMORTIZATION OF DISCOUNT ON 8% DEBENTURES                                       3,333,333                               3,333,333
AMORTIZATION OF DISCOUNT (DIVIDEND)
  ON SERIES C PREFERRED STOCK                                                   2,357,188            (2,357,188)                0
ISSUANCE OF WARRANTS AND OPTIONS FOR SERVICES                                     385,800                                 385,800
                                              ---------       -------       -------------          ------------     -------------
BALANCE, DECEMBER 31, 1996                      355,735         1,423          40,594,023           (34,157,268)        6,442,045
NET LOSS                                                                                             (8,289,920)       (8,289,920)
CONVERSION OF SERIES B PREFERRED
    STOCK INTO COMMON STOCK                         868             3                 344                                       0

SERIES C PREFERRED STOCK CONVERSION             122,042           489                (481)                                      0
ISSUANCE OF SERIES D PREFERRED STOCK                                                                                    5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                                                                    1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES C PREFERRED STOCK                                                        478,248              (478,248)                0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES D PREFERRED STOCK                                                      1,700,000            (1,700,000)                0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES E PREFERRED STOCK                                                        550,000              (550,000)                0
ISSUANCE OF WARRANTS TO SERIES D
  PREFERRED STOCKHOLDERS                                                          232,620              (232,620)                0
FINANCING COST FOR SERIES D PREFERRED STOCK                                       (75,000)                                (75,000)
ISSUANCE OF WARRANTS TO SERIES E PREFERRED
  STOCKHOLDERS                                                                     48,900               (48,900)                0
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS          1,669             6             147,492              (147,498)                0

ISSUANCE OF COMMON STOCK FOR SERVICES             1,250             5              96,870                                  96,875

CONVERSION OF 8% DEBENTURES INTO
    COMMON STOCK                                 18,161            73             762,890                                 762,963
                                              ---------       -------       -------------          ------------     -------------
BALANCE, DECEMBER 31, 1997                      499,725         1,999          44,535,906           (45,604,454)        5,686,963



NET LOSS                                                                                             (9,312,278)       (9,312,278)
CUMULATIVE TRANSLATION ADJUSTMENT                                                                                         (21,353)
                                                                                                                    -------------
TOTAL COMPREHENSIVE LOSS                                                                                               (9,333,631)

CONVERSION OF 8% DEBENTURES INTO                 43,851           175             866,915                                 867,090
    COMMON STOCK

ISSUANCE OF COMMON STOCK
    FOR SERIES B PREFERRED STOCK DIVIDENDS        8,739            34             140,451              (140,485)                0

CONVERSION OF SERIES D PREFERRED STOCK           98,897           396           1,409,604                                       0
FINANCING COST FOR SERIES D PREFERRED STOCK                                      (317,490)                               (317,490)
CONVERSION OF SERIES E PREFERRED STOCK           20,741            83             139,917                                       0


ISSUE SHARES TO SERIES E PREFERRED
  STOCKHOLDER                                     5,000            20              17,980                                  18,000
ISSUANCE OF SERIES F PREFERRED STOCK                                                                                    2,860,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK                                                        950,000              (950,000)                0
ISSUANCE OF WARRANTS TO SERIES F
  PREFERRED STOCKHOLDERS                                                           67,500               (67,500)                0
ISSUANCE OF SERIES G PREFERRED STOCK                                                                                    2,400,000
FINANCING COST FOR SERIES G PREFERRED STOCK                                      (168,000)                               (168,000)
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES G PREFERRED STOCK                                                      1,028,571            (1,028,571)                0
ISSUANCE OF WARRANTS TO SERIES G
  PREFERRED STOCKHOLDERS                                                           76,400               (76,400)                0
ISSUE SHARES TO SERIES G PREFERRED
  STOCKHOLDER                                    62,500           260             224,750                                 225,000
ISSUANCE OF COMMON STOCK                        103,333           414             499,586                                 500,000
ISSUANCE OF COMMON STOCK TO ACQUIRE
  TRADEMARKS AND MINORITY INTEREST IN
  VIDIKRON OF AMERICA, INC.                     300,000         1,208           1,148,000                               1,150,000
ISSUANCE OF COMMON STOCK FOR SERVICES             3,541            14             225,410                                 225,424
                                              ---------       -------       -------------          ------------     -------------

BALANCE, DECEMBER 31, 1998                    1,146,327       $ 4,585         $50,846,300          ($57,179,688)       $4,103,356
                                              ---------       -------       -------------          ------------     -------------

The consolidated financial statements reflect a 40-to-1 reverse stock split. See notes to consolidated financial statements.

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                    Full Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                         1996                1997                1998

OPERATING ACTIVITIES
    Net loss                                                        $ (10,880,893)       $ (8,289,920)      $ (9,312,278)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
     Depreciation and amortization                                      3,959,300             647,661            682,040
     Issuance of common stock for services                                      -              96,875            225,424
     Other noncash operating expenses                                           -             115,690            243,000
     Provision for allowances on advances                                (109,166)                  -                  -
     Equity in loss of unconsolidated affiliate                            72,065                   -                  -
     Gain recognized on the sale of investments                                 -                   -         (2,350,000)
     Write off of fixed assets                                                  -                   -          2,781,934
    Asset and liability management
      Changes in accounts receivable                                     (597,659)             15,255         (1,556,818)
      Changes in inventory                                                      -            (377,608)        (2,760,076)
      Changes in other operating assets                                         -          (1,857,604)           569,777
      Changes in accounts payable                                               -           1,897,914          1,131,053
      Changes in other liabilities                                      1,441,770                   -            459,821
                                                                 -----------------  ------------------ ------------------

     Net cash used in operating activities                             (6,114,583)         (7,751,737)        (9,886,123)
                                                                 -----------------  ------------------ ------------------


INVESTING ACTIVITIES
    Capital expenditures                                               (4,322,105)         (1,839,007)          (727,330)
    Payment for purchase of Vidikron, net of cash acquired                      -                   -         (4,026,251)
    Investment in and advances to unconsolidated affiliate                      -            (150,000)                 -
    Proceeds from sale of investments                                           -                   -          2,500,000
    Purchases and redemption of government securities                  (3,437,386)          3,437,386                  -
                                                                 -----------------  ------------------ ------------------

     Net cash (used in)/provided by investing activities               (7,759,491)          1,448,379         (2,253,581)
                                                                 -----------------  ------------------ ------------------
FINANCING ACTIVITIES
    Proceeds from notes payable                                        10,000,000                   -                  -
    Private placement costs                                              (500,000)                  -                  -
    Repayment of convertible debt                                      (4,958,250)           (100,000)                 -
    Issuance of debt                                                            -                   -          7,823,376
    Issuance of preferred stock                                         7,500,000           6,750,000          5,250,000
    Issuance fees for preferred stock                                    (500,000)            (75,000)          (485,490)
    Issuance of common stock                                                    -                   -            500,000
    Series C Preferred Stock Dividend                                    (123,750)                  -                  -
    Proceeds from stock options excercised                                 24,375                   -                  -
                                                                 -----------------  ------------------ ------------------

     Net cash provided by financing activities                         11,442,375           6,575,000         13,087,886
                                                                 -----------------  ------------------ ------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,431,699)            271,642            948,182


CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                            3,491,982           1,060,283          1,331,925
                                                                 -----------------  ------------------ ------------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                               $ 1,060,283         $ 1,331,925        $ 2,280,107
                                                                 =================  ================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                            $ 352,049             $ 1,834            $ 6,400
                                                                 =================  ================== ==================

The consolidated financial statements reflect a 40-to-1 reverse stock split. See notes to consolidated financial statements.

VIDIKRON TECHNOLOGIES GROUP, INC.
SUPPLEMENTTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

In 1996, the Company issued 941 shares of its common stock with a value of $154,393 as payment for the dividend on its Series B convertible preferred stock. In addition, the Company issued 44,324 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8.4 million of convertible debt. Also, the Company issued 750 shares of its common stock in connection with the exercise of stock options.

In 1997, the Company issued 1,669 shares of its common stock with a value of $147,492 as payment for the dividend on its Series B convertible preferred stock. In addition, the Company issued 122,042 shares of its common stock to retire the entire issue of 7,500 shares of Series C convertible preferred stock. The Company also issued 1,250 shares of its common stock for services rendered by an officer and director of the Company. Finally, the Company issued 18,161 shares of common stock in connection with retiring $0.6 million of convertible debt, leaving a face value on the debt of $ 900,000.

In 1998, the Company issued 8,739 shares of its common stock with a value of $140,451 as payment for the dividend on its Series B convertible preferred stock. The Company issued 98,897 shares of its common stock to retire 14,100 shares of Series D convertible preferred stock. The Company issued 20,741 shares of its common stock to retire 140 shares of Series E convertible preferred stock The Company issued 43,851 shares of common stock in connection with retiring $760,000 of convertible debt, leaving a face value on the debt of $140,000. 3,750 warrants with a value of $ 67,500 were issued in connection with the Series F Convertible Preferred Stock, and 6,250 warrants with a value of $ 76,400 were issued in connection with the Series G convertible preferred stock. 5,000 shares were issued under the terms and conditions pertaining to the Series F convertible preferred stock, and 62,500 shares were issued under the terms and conditions pertaining to the Series G convertible preferred stock. 103,333 shares of common stock were sold for gross proceeds of $500,000. 3,541 shares of common stock were issued for services. 258,333 shares were issued to acquire the Vidikron trademark, and 41,667 shares were issued to acquire the minority interest in Vidikron of America, Inc.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Vidikron Technologies Group, Inc. (the "Company," formerly Projectavision, Inc.), a Delaware corporation, was incorporated on September 9, 1988. The Company was originally formed to complete the development of a unique proprietary solid state projection television and related video display technology. With the Company completing the acquisition of certain assets and assumption of certain liabilities of Vidikron Industries, S.p.A. in December 1998, the Company added a recognized name and now sells high-end home theater projection televisions and accessories worldwide.

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

         Inventories - Inventories are stated at the lower of cost or market. Costs have been determined based on either the first-in, first out
         (FIFO) or the average cost method.

         Property and Equipment - Property and equipment is stated at cost and depreciated on the straight-line basis over the estimated useful lives of the respective assets. The estimated useful service lives of the assets are as follows:

                  Furniture, fixtures and equipment        7 years
                  Tooling                                  5 years
                  Computers and software                   5 years
                  Leasehold improvements                   lesser of 3 years or remaining term of lease

         Goodwill and Trademarks - Goodwill is amortized over 15 years and trademarks over their 10-year life.

         Investments - The Company places its temporary cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

         Revenue Recognition - Revenues are recorded at the time of shipment of products or performance of services. Revenue for the year ended December 31, 1996 consisted of royalty income from licensing agreements which is recognized when earned. Revenue for the years ended December 31, 1997 and 1998 consisted of product sales.

         Net Loss Per Share - Net loss per share is computed based on the weighted number of shares outstanding during the period after deducting dividends on preferred stock. The effect of other potentially dilutive securities is not included because their effect is anti-dilutive. The fully diluted number of shares at December 31, 1996, 1997, and 1998 are 355,735, 499,726 and 1,146,327 respectively.

         Income Taxes - Deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating or capital loss, or tax credit carry forwards that are expected to reduce taxes payable in future years.

         Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("FASB 123")which requires a fair value method for recognizing compensation cost as measured at the grant date based on the fair value of the award which is recognized over the service period. Pursuant to FASB 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company will continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied FASB 123.

         Recent Accounting Pronouncements - During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income (loss) and its components. The Company's comprehensive income (loss) consists of results from operations and foreign currency translation adjustments and is presented in the consolidated statement of changes in stockholders' equity. Since this statement applies only to the presentation of comprehensive income (loss), it does not have any impact on the Company's financial position, results of operations, or cash flows.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to stockholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision-maker. Although the Company sells a variety of products, it is one business segment.

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal periods beginning after June 15, 1999. The Company is currently evaluating the impact of this statement.

         Operations - The Company has incurred operating losses since its formation in 1988, and has incurred net losses of $10,880,893, $8,189,920, and $ 9,312,278 in 1996, 1997, and 1998, respectively. In addition, at December 31, 1998, the Company had a working capital deficiency of approximately $ 5 million. Management believes the Company will be able to raise additional financing and generate sufficient cash flow from its operations in 1999 to satisfy obligations as they come due. The Company's cash expenditures will, in management's opinion, be substantially lower in 1999 than in 1998 due to reductions in the Company's cost structure and removal of costs that would have otherwise been duplicated by the former Projectavision and Vidikron. The Company is in discussions with bankers to obtain a new line of credit and anticipates obtaining additional equity contributions from its preferred stockholders.

         The Company had outstanding as of December 31, 1998 a loan of $1,247,400 bearing interest of 10.45%, which was scheduled to mature on June 30, 1999. This loan was assumed by the Company in connection with the Vidikron Acquisition. On December 28, 1998 the lender sent notice of their intention to accelerate the loan due to the breach of a change in control covenant. The Company is in negotiations with the lender and is seeking to substitute a new facility to pay down this obligation.

2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1998, the fair values of cash, cash equivalents, accounts receivable, investments, and accounts payable and accrued liabilities approximated their carrying values because of the short-term nature of these accounts. Convertible debt has a carrying value of $140,000 and a fair value of $175,000.

3.       ACCOUNTS RECEIVABLE

         At December 31, 1997 and 1998 the allowance for bad debt was $11,540 and $212,040, respectively.

4.       INVENTORY

         At December 31, 1997, and 1998 inventories are summarized as follows:

                Parts .............................      $  797,297   $1,684,868
                Work in Process ...................         678,882      991,235
                Finished Goods ....................         381,425    1,941,577
                                                         ----------   ----------
                         Total ....................      $1,857,604   $4,617,680

5.       UNCONSOLIDATED AFFILIATE/INVESTMENT

         In 1993, the Company entered into an agreement with Tamarack Storage Devices, Inc. ("Tamarack") under which the Company invested $3,000,000 in the aggregate in Tamarack and had accounted for this investment under the equity method. The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of Tamarack, was $1,883,995. The Company issued 800 shares of common stock (valued at $109,120) for advisory services received in connection with the acquisition. In 1994, the Company loaned Tamarack $1,500,000 with interest payable at 6%.

         In 1995, Tamarack received a commitment from the Company to fund its cash needs through December 31, 1995 to continue its operations as then constituted. Pursuant to this commitment, $94,240 was advanced to Tamarack. The Company recorded a reserve against its investment in Tamarack of $300,000 in 1994, and, at December 31, 1995, the Company reduced its investment in and advances to Tamarack to zero recording an additional reserve of $2,129,252 due to Tamarack's inability, to date, to commercialize its holographic storage technology and its current lack of prospects. In addition, in 1996 the Company classified its investment in Tamarack as available for sale, and, in order to maximize the recovery of its investment, loaned Tamarack an additional $ 100,000 in 1996 and was to have been repaid following receipt of funds from a government agency. This loan was also fully reserved in 1997. After eliminating the intercompany accounts and reflecting previous write-offs, Tamarack's financial statements were not material to the Company and were not consolidated prior to 1998.

         In January 1998, Tamarack was acquired by Manhattan Scientific, Inc. ("MSI") (formerly Grand Enterprises, Ltd.) a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for 44 million shares of MSI. Simultaneously therewith, an additional 5 million shares were sold to the public, resulting in aggregate gross proceeds of $1 million. Further, in connection with the transaction, the Company's $1,500,000 loan plus accrued interest thereon was exchanged for 182,525 shares of convertible preferred stock of MSI. Each share of convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. The Company's chief executive officer and the chairman of its board of directors serve on the board of directors of MSI.
                                       F-8

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       UNCONSOLIDATED AFFILIATE/INVESTMENT (continued)

         In July 1998, the Company sold its common shares in MSI to an institutional investor for $2 million in net proceeds. The Company used the proceeds from the sale of its MSI shares as working capital for general operations, with the gain recognized in the third quarter of 1998. The Company also converted its preferred stock into approximately 9 million MSI common shares. The result of these transactions was to reduce the Company's ownership position in MSI to approximately 12% and, accordingly, at September 30, 1998, MSI was accounted for under the cost method. In October 1998, the Company sold its remaining ownership position in MSI to one of the owners of the Company's preferred stock for $500,000 and recognized a gain. On December 7, 1999 the Company reacquired its ownership position of approximately 9 million MSI common shares as part of the financing obtained from the owners of the Company's preferred stock for the acquisition of the video business from Vidikron Industries, S.p.A.


6.       COMMON STOCK

         In 1997 and 1998 the Company issued 1,250 shares and 3,541 shares of common stock respectively for legal, financial, and design services. These shares were accounted for as an expense equal to the fair market value of the stock, with a corresponding increase to capital stock and additional paid in capital.

         In April 1997 the Company's stockholders approved a resolution increasing the number of shares authorized from 750,000 to 1,250,000. In February 1999 the stockholders of the Company approved a forty-for-one reverse split, the effect of which has been retroactively stated.


7.       PREFERRED STOCK

         The Series B Convertible Preferred Stock provides for cumulative annual stock dividends payable in common shares of 8 percent of the liquidation value of $5 per share (for a total of $1,756,290) to be paid semiannually and is convertible to one share of common stock, subject to adjustment. In 1997, 34,724 shares of Series B Convertible Preferred Stock were converted into common stock. This stock may be redeemed by the Company if certain conditions are met for $1.00 per share.

         In 1996, the Company issued 7,500 shares of Series C Preferred Stock for $7,500,000, resulting in net proceeds to the Company of $7,000,000 after fees. The Series C Preferred Stock converts into shares of Common Stock at a 25% discount of the average closing bid price of the Common Stock for the five (5) trading days immediately preceding the date of conversion. The holder of the Series C Preferred Stock has the right to convert into Common Stock as follows: 25% can be converted on or after November 1, 1996; 25% may be converted on or after January 1, 1997; 25% may be converted on or after March 1, 1997; and 25% may be converted on or after May 1, 1997. The Company, in accordance with the terms and conditions of the sale of the Series C Preferred Stock, registered the shares of Common Stock into which the Series C Preferred Stock is convertible in the third quarter of 1996. The Series C Preferred Stock pays dividends semi-annually, seven (7) business days after each of December 31st and June 30th of each year, which may be in cash or shares of Common Stock at the election of the Company. The dividend rate is 3% per annum of the liquidation value of $1,000.00 per share until and through June 30, 1997; 6% per annum from July 1, 1997 through June 30, 1998; and 8% per annum from July 1, 1998 and thereafter. The Company recognized a dividend on the Series C Preferred Stock based on the annualized pro-rata amount of the 25% discount on the conversion into common stock and on the increase in the dividend rate. During 1997, the Series C Preferred Stock was converted into 122,042 shares of Common Stock, which resulted in retiring the issue.

                                                                                                                       Original
                                                                                 Year Ended December 31, 1998        Total to Vest
                                                                               ------------------------------        -------------
                  Dividend accretion on Series C Preferred Stock                                $ --                  $   492,650
                  Amortization of Warrants on Series C Preferred Stock                            --                      290,000
                  Amortization of Discount on Series C Preferred Stock                            --                    2,500,000

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
7.       PREFERRED STOCK (Continued)

         In January 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $3,500,000, resulting in net proceeds to the Company of $3,500,000. In October, 1997, these 35,000 Series D shares were sold to two other foreign institutional investors. In December 1997, the Company issued an additional 16,000 shares of 6% Series D convertible preferred stock to the same institutional investors for a purchase price of $1,600,000, resulting in net proceeds to the Company of $1,525,000 after fees. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $1,410,000 of Series D Preferred Stock in 1998, there currently remains $3,690,000 in Series D Preferred Stock outstanding.

                                                                            Year Ended December 31, 1998              Total to Vest
                                                                            ----------------------------              -------------
                  Amortization of Warrants on Series D Preferred Stock             $   --                               $  232,620
                  Amortization of Discount on Series D Preferred Stock                 --                                1,700,000

         In July 1997, the Company issued 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for a purchase price of $1,000,000, resulting in net proceeds to the Company of $1,000,000. In December 1997, the Company issued an additional 650 shares of 8% Series E convertible preferred stock to the same foreign institutional investor for a purchase price of $650,000, resulting in net proceeds to the Company of $650,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $140,000 of Series E Preferred Stock in 1998, there currently remains $1,510,000 in Series E Preferred Stock outstanding.

                                                                            Year Ended December 31, 1998              Total to Vest
                                                                            ----------------------------              -------------
                  Amortization of Warrants on Series E Preferred Stock             $   --                               $ 48,900
                  Amortization of Discount on Series E Preferred Stock                 --                                550,000

         In February 1998, the Company issued 2,850 shares of 8% Series F convertible preferred stock to one institutional investor for a purchase price of $ 2,850,000, [Doesn't tie to cap. Table] resulting in net proceeds to the Company of $ 2,532,510 after fees. The preferred stock is convertible into the Company's Common Stock at $40.00 per share in five equal installments every thirty days starting in August 1998. The Series F Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. The Company had the right to repurchase the preferred shares at a 12.5% premium over the issue price within 90 days and at a 25% premium after 90 but before 180 days from the issue date.

                                                                            Year Ended December 31, 1998              Total to Vest
                                                                            ----------------------------              -------------
                  Amortization of Warrants on Series F Preferred Stock             $   67,500                            $  67,500
                  Amortization of Discount on Series F Preferred Stock                950,000                              950,000

         In May of 1998, the Company issued 2,000 shares of 8% Series G convertible preferred stock to one foreign institutional investor for a purchase price of $2,000,000, resulting in net proceeds to the Company of $1,860,000 after fees. In June 1998 the Company completed another private placement of preferred stock to a second foreign institutional investor for gross proceeds of $400,000, [Doesn't tie to cap. Table] resulting in net proceeds of $376,000. The Series G Preferred Stock is convertible into Common Stock at a 30% discount to the then current market price of the Company's Common Stock at the time of conversion.

                                                                            Year Ended December 31, 1998              Total to Vest
                                                                            ----------------------------              -------------
                  Amortization of Warrants on Series G Preferred Stock             $      76,400                     $      76,400
                  Amortization of Discount on Series G Preferred Stock                 1,028,571                         1,028,571

8.       CONVERTIBLE DEBT

         In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The Company recognized as interest expense the 25% discount on the conversion into common stock equal to $3,333,333 in 1996. In 1996 the Company issued 44,324 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8,400,000 in convertible debt. In January 1997, the Company retired $100,000 of convertible debt for cash. During 1997, the Company issued an additional 11,901 shares of its common stock in exchange for retiring $600,000 of convertible debt. In January 1998, the Company issued 43,851 shares of its common stock in exchange for retiring $760,000 of convertible debt.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       ACQUISITION OF VIDIKRON ASSETS

         On December 7, 1998 the Company acquired substantially all of the assets of Vidikron Industries, S.p.A. ("Vidikron") relating to its video business, including all of its stock in its U.S. distribution subsidiary, Vidikron of America, Inc. for $ 9.4 million. The transaction was completed through a combination of $4.7 million in cash, $1.0 million in notes from the seller, the issuance of $1 .2 million of common stock of the Company, and the assumption of $2.5 million in liabilities from the seller. The acquisition was accounted for as a purchase, with goodwill equal to $6 million. Approximately $600,000 of the purchase price was allocated to trademarks acquired. Had the acquisition been completed on January 1, 1997, the following proforma unaudited information would have resulted, as follows:

                                                                        1997                      1998
                                                                 -----------------         --------------------
                  Sales                                            $ 17,520,756             $  18,308,337
                  Net loss attributable to common stockholders      (11,335,870)              (12,386,273)
                  Loss per share                                         (25.23)                   (18.52)

10.      WRITE-OFF OF TOOLING

         In 1998 certain tooling for the Digital Home Theater product consisting of steel injection molds and the associated design costs with a net book value of $2.9 million was written off, due to the lack of availability of key components required for the future manufacture of the Digital Home Theater projector. In addition, $785,000 in advances made to a third-party manufacturer for deposits against inventory procured for the production of the Digital Home Theater projector were also written off.

11.      STOCK OPTION PLANS

         Non-qualified Option Plan - The Company has reserved 125,000 shares of common stock for issuance upon exercise of options under a non-qualified stock option plan adopted in February 1990 and amended in June 1990, July 1990, and November 1993. All options granted under this plan have been granted at fair market value at the date of grant.

         The following is a summary of non-qualified option plan activity for the three years ended December 31, 1998:

                                                                   1996        1997        1998
                                                                   ----        ----        ----
                  Outstanding at January 1                         55,271     105,222     107,572
                                                                 --------    --------    --------
                  Granted                                          67,063      55,800      21,875
                  Expired                                            --          --          --
                  Canceled                                        (16,503)    (53,450)    (25,000)
                  Exercised                                          (609)       --          --
                                                                 --------    --------    --------
                  Outstanding at December 31                      105,222     107,572     104,447
                                                                 ========    ========    ========
                       Available for grant at December 31          19,778      17,428      20,553
                                                                 ========    ========    --------

         Weighted average option exercise price information for the years 1996, 1997, and 1998 follows:

                                                                   1996        1997        1998
                                                                   ----        ----        ----

                  Outstanding at January 1                      $   142.40    $162.40    $ 130.00
                  Granted                                           173.60     117.60        2.40
                  Expired                                             --         --          --
                  Canceled                                          142.40     180.80      120.00
                  Exercised                                          32.40       --          --
                  Outstanding at December 31                        162.40     130.00      105.65
                  Exercisable at December 31                        158.00     131.60      123.90

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.      STOCK OPTION PLANS (Continued)

         Significant option groups outstanding at December 31, 1998 and related weighted average price and life information follows:

         Exercise Price     Number of    Weighted Average   Weighted Average Number of
             Range           Options          Price           Remaining Life (Years)       Exercised
         --------------     ---------    ----------------   --------------------------     ----------
         $  1.99-$2.99        21,875         $   2.40                   5                     none
         $ 40.00-$119.99       2,100         $  47.52                   3                     none
         $ 120.00-$159.99     59,400         $ 123.72                   5                     none
         $ 160.00-$199.99      2,625         $ 167.84                   3                     none
         $ 200.00-$319.99     18,447         $ 215.00                   1                     none


         The weighted fair value at date of grant for options granted in 1997 and 1998 was $ 71.20 and $ 2.40 per option respectively. The fair value of options at date of grant was estimated based on the opinion of such fair value attributed by recipients of two of the grants with the following weighted average assumptions:

                                                1996      1997      1998
                                                ----      ----      ----
                  Expected life (Years)         5         5         5
                  Interest Rate                 6.25%     6.10%     6.25%
                  Volatility                      89%       72%       89%
                  Dividend Yield                   0%        0%        0%

         Stock-based compensation costs did not impact pretax income or earnings per share in 1997 and 1998. These costs would have been increased by $
         0.1 million, or ($0.22) per share, in 1997 and $ 52,500 or ($0.08) per share in 1998 had the fair values of the options been recognized as compensation expense on a straight line basis over the vesting period of the grant.


         Incentive Option Plan - In February 1990, the 1988 Incentive Stock Option and Appreciation Plan was terminated and a new plan, as amended in June 1990, July 1990, and November 1993 was adopted under which options to purchase 25,000 shares of common stock have been reserved. The incentive option plan provides for the granting of incentive stock options (ISOS) at an exercise price not less than the fair market value of the common stock on the date the option is granted. ISOS may not be granted to an individual to the extent that, in the calendar year in which such ISOS first become exercisable, the shares subject to such ISOS have a fair market value on the date of grant in excess of $100,000. No option may be granted after February 20, 2000, and no option may be outstanding for more than ten years after its grant. As of December 31, 1998, no options have been granted under the Plan. On February 19, 1999, the stockholders of the Company approved an ISOS, in most material respects, substantially similar if not identical to the 1990 ISOS to replace the 1990 ISOS which was due to expire in February 2000.

12.      INCOME TAXES

         As of December 31, 1997 and 1998, the composition of the Company's net deferred taxes was as follows:

                                                      1997            1998
                                                 ------------    ------------
                  Deferred tax assets            $ 13,100,000    $ 16,000,000
                  Less valuation allowance        (13,100,000)    (16,000,000)
                                                  -----------    ------------

                  Net                            $       --      $       --
                                                 ============    ============

         Deferred tax assets principally result from the availability of net operating and capital loss carry-forwards to offset income earned in future years. The offsetting valuation allowance reduces total deferred tax assets to an amount management believes will not likely be realized.

         At December 31, 1998, the Company had tax net operating and capital loss carry-forwards of approximately $39,800,000, which expire in the years 2003 through 2010. The utilization of tax net operating and capital losses may be subject to certain limitations.

13.      COMMITMENTS AND CONTINGENCIES

         Aggregated minimum compensation under employment agreements with certain officers and directors will be $895,000 in 1999. Compensation expense relating to these agreements was approximately $577,450, $710,200, and $535,000 respectively in 1996, 1997, and 1998.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
13.      COMMITMENTS AND CONTINGENCIES (Continued)

         The future minimum rental commitments as of December 31, 1998 are as follows:

                  Year                               Amount
                  ----                               ------

                  1999                              $222,166
                  2000                               160,530
                  2001                                98,894
                  2002                                98,894
                  2003                                98,894
                  2004                                98,894

         Rent expense for the years ended December 31, 1996, 1997 and 1998 was $209,695, $257,554 and $293,833, respectively.


         In June 1995 and August 1995, two class action lawsuits were filed against the Company as well as certain of its officers and directors by stockholders of the Company. In October 1995 the plaintiffs in the second action joined as plaintiffs in the first action, and the second action was dismissed without prejudice. In July 1996, the class action suit was dismissed without prejudice, and the plaintiffs were given an opportunity to replead. Upon repleading, the class action suit alleged numerous violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, violations of
         Section 10(b) of the Exchange Act. The suit also alleged claims for negligent misrepresentation and for common law fraud and deceit. In response, the Company and the individual defendants submitted motions to dismiss the action. In July 1997 these motions were granted, and the class action suit was dismissed with prejudice by the U.S. District Court in New York. In July 1998, the case was settled with the individual plaintiffs at no cost to the Company.


         In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by Eugene Dolgoff, a founder and former officer of the Company. The complaint alleged, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff sought damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1998, the lawsuit was settled for $ 500,000, of which $250,000 was paid and $250,000 was accrued, and all of Mr. Dolgoff's claims and those of the Company against him were dismissed.

         In December, 1998, a stockholder of the Company initiated an action in Supreme Court, State of New York, alleging common law fraud, negligence and breach of fiduciary duty claims against the Company and its Directors. In February, 1999 the Company and the Defendant Directors moved to dismiss this action based upon undisputed documentary evidence and based upon an assertion that the Complaint failed to state a cause of action. The Plaintiffs' responsive papers are due in April, 1999 and reply papers are due to be submitted by the Company and the Defendant Directors in May, 1999. Based upon discussions with counsel, the Company's management believes that the motion to dismiss is well-founded. In the event, however, that the motion were not granted, the Company's management believes that it has meritorious defenses and intends to vigorously defend against these claims. The Company's management believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

         The Company has entered into employment agreements with three of its officers and directors and a consulting agreement with one of its officers and directors. For 1996, 1997, and 1998 salary expense relating to these agreements was approximately $577,450, $710,200, and $535,000 respectively. One of the employment agreements with an officer and director was terminated on March 16, 1999 and the consultant resigned as an officer on February 19,1999, and as a director effective March 20, 1999.

14.      RELATED PARTIES

         The Company leases space from Mssrs. Baj Macario and Peralda, two of the Company's officers and directors, and purchases certain components used in the manufacture of certain projectors and certain manufactured projectors from Novavision, S.p.A., a company owned by Mssrs. Baj Macario and Peralda. For the year ended December 31, 1998, the lease expense was $ 6,181. The lease was negotiated at the time, and as part, of the Vidikron Acquisition and the transfer price for manufactured goods is subject to competitive bids. Mssrs. Baj Macario and Peralda also hold a power of attorney from Grangeover, an Isle of Mann entity, to vote the Company's common stock owned by Grangeover.

         In January of 1998 the Company merged its majority owned subsidiary, Tamarack Storage Devices Inc., into a bulletin board shell company, changed the name of the merged entity to Manhattan Scientifics, Inc. ("MSI") and simultaneously therewith effected an offering of $1,000,000 of common stock of MSI in a Rule 504 offering. On the consummation of this transaction, after giving effect to the merger and the Rule 504 offering, the Company owned approximately 77% of the issued and outstanding common shares of MSI. On or about the same time MSI issued 7,500,000 options each to Messrs. Maslow and Holleran to acquire MSI common stock at an exercise price of $0.20 per share.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.      RELATED PARTIES (Continued)

         Marvin Maslow is an officer and director of MSI and Mr. Holleran is a director of MSI. In July 1998, as part of the Company's sale of approximately 43.1 million shares of MSI common stock to an institutional investor, the institutional investor required that it receive 10,000,000 of the 15,000,000 options owned by these two officers and directors and that the exercise price be reduced to $0.05 per share. Each of the two officers and directors surrendered options for 5,000,000 shares of MSI common stock and each had the exercise price of their remaining warrants for 2,500,000 shares of MSI common stock similarly reduced to $0.05 per share. In 1998, Mr. Maslow received $ 25,000 in compensation from MSI. On February 12, 1999 Mr. Holleran resigned as a director of MSI.


15.      BUSINESS CONCENTRATION

         In 1998, no single customer accounted for more than 5% of revenues.

         The Company is dependent upon certain vendors for the manufacture of significant components. If these vendors become unwilling or unable to manufacture these products in the required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments.

16.      NOTES PAYABLE AND BANK DEBT

         The Company obtained the cash used for the Vidikron acquisition through the issuance of $6.0 million in Notes for cash to the existing owners of the Company's Preferred Stock and Convertible Debt. These Notes were converted into Series I Convertible Preferred Stock in March 1999. Additionally, $1.0 million in Notes were issued to the sellers of the Vidikron assets acquired. These Notes are due in December 1999, carry no interest for the first six months, and carry an interest rate of 15% annually thereafter until the due date. Finally, the Company has a Note with Texas Instruments with an outstanding balance of approximately $625,000 as of December 31, 1998 payable in five equal installments through May 1999 at an interest rate of 8% annually.

         The Company had outstanding as of December 31, 1998 a loan of $1,247,400 bearing interest of 10.45%, which was scheduled to mature on June 30, 1999. This loan was assumed by the Company in connection with the Vidikron Acquisition. On December 28, 1998 the lender sent notice of their intention to accelerate the loan due to the breach of a change in control covenant. The Company is in negotiations with the lender and is seeking to substitute a new facility to pay down this obligation.


17.      SUBSEQUENT EVENT

         On February 19,1999 $6.0 million in Notes were converted into a new series of Preferred Stock in the Company and the stockholders of the Company approved a forty-for-one reverse split, which has been retroactively stated.

Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1998

         COLUMN A                       COLUMN B               COLUMN C            COLUMN D     COLUMN E
                                                              ADDITIONS
         DESCRIPTION                   BALANCE AT   CHARGED TO         CHARGED                  BALANCE AT
                                       DEGINNING    COSTS AND         TO OTHER                  END OF
                                       OF PERIOD    EXPENSES          ACCOUNTS    DEDUCTIONS    OF PERIOD

Allowances deducted in the balance
sheet from the assets to which
they apply:

Allowance for bad debt
         1998                         $ 11,540       113,952           $ 86,548(A)               $ 212,040
         1997                               --        11,540                                        11,540
         1996                               --                                                          --

(A) Opening balance of acquired account receivable.