Form 10-K/A
period 1998-12-31
PROJECTAVISION INC
filed 1999-05-17
CIK 848135

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K/A
                              --------------------

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

    3.1.1 Amendment to Certificate of Incorporation amending authorized capital

    10.53 Amended Acquisition Agreement and Related Agreements with Vidikron Industries, S.p.A.

    10.54              Employment Agreement of Emilio Baj Macario

    10.55              Employment Agreement of Flavio Peralda

                         [DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of Vidikron Technologies Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Vidikron Technologies Group, Inc., and its subsidiaries, formerly Projectavision, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1998 and 1997 and the results of its operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche
---------------------------------
New York, New York
April 8, 1999

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