Form 10-Q
period 1999-03-31
PROJECTAVISION INC
filed 1999-05-17
CIK 848135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended March 31, 1999
                      --------------

Commission File Number 33-33997
                       --------

                       Vidikron Technologies Group, Inc..
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                     13-3499909
--------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

1 Evertrust Plaza 11th Floor, Jersey City, NJ  07302
(Address of Principal Executive Offices)  (zip code)

(201) 938-0099
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No X

As of May 17, 1999, there were 1,049,825 shares of the Registrant's common stock outstanding.

SPECIAL CAUTINARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS


         This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections "Part 1 - Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectations and estimates as to: the Company's integration of the Vidikron Acquisition; the Company's ability to successfully address Year 2000 issues and the costs and timing of the steps it expects to take; the Company's future financial performance, including its ability to generate sufficient cash flow and meet working capital requirements; the introduction of new products; the market for the Company's products; and the Company's business operations in general. In addition, in those and other portions of this Form 10-Q, the words "anticipates," "believes" "estimates," "expects" "plans," "intends" and similar words or phrases, as they relate to the Company and its subsidiaries, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks and uncertainties and that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. The Company does not intend to update these forward-looking statements

                        VIDIKRON TECHNOLOGIES GROUP, INC.

                                    FORM 10-Q

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

                     Consolidated Statements of Operations                   F-3

                     Consolidated Statements of Stockholders' Equity         F-4

                     Consolidated Statements of Cash Flows                   F-5

                     Notes to Consolidated Financial Statements              F-7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                                                  F-11

Item 3.      Quantitative and Qualitative Disclosure about Market Risk      F-12



PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               F-13

SIGNATURES                                                                  F-14

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        December 31,          March 31,
ASSETS                                                                                      1998                1999
CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 2,280,107        $   142,669
  Accounts receivable                                                                     1,934,426          2,338,602
  Inventory                                                                               4,617,680          3,917,574
  Investments                                                                               500,000            500,000
  Other current assets                                                                      299,575            471,818
                                                                                        -----------        -----------
    Total Current Assets                                                                  9,631,788          7,370,663
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                         436,278            364,311
  Tooling                                                                                 2,250,143          2,250,144
  Computers and software                                                                    411,095            411,466
  Assets under capital leases                                                                47,989             47,989
  Leasehold improvements                                                                      8,824             28,591
                                                                                        -----------        -----------
                                                                                          3,154 329          3,132,501
  Less: Accumulated depreciation and amortization                                           290,662            452,300
                                                                                        -----------        -----------
    Property and equipment, net                                                           2,863,667          2,680,200

GOODWILL - Net of accumulated amortization of $130,337                                    5,985,094          6,192,297
TRADEMARKS - Net of accumulated amortization of $18,8440                                    599,216            584,141
OTHER ASSETS                                                                                150,635            211,168
                                                                                        -----------        -----------
    TOTAL ASSETS                                                                        $19,230,400        $17,033,345
                                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EOUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $ 3,597,729        $ 4,076,971
  Accrued liabilities                                                                     1,297,500          1,096,986
  Notes payable                                                                           7,889,197          1,249,550
  Bank debt                                                                               1,681,579          1,494,678
  Convertible debt                                                                          140,000                 --
  Current portion of capital lease obligations                                               17,904             18,643
                                                                                        -----------        -----------
    Total Current Liabilities                                                            14,623,909          7,938,828
                                                                                        -----------        -----------
LONG-TERM LIABILITIES
  Long-term portion of capital lease obligations                                              4,947                 --
  Other long-term liabilities                                                               498,188            247,703
  Convertible debt                                                                               --                 --
                                                                                        -----------        -----------
  Total Long-term Liabilities                                                               503,135            247,703
                                                                                        -----------        -----------
TOTAL LIABILITIES                                                                        15,127,044          8,186,531
STOCKHOLDERS' EQUITY
  Preferred stocks
    Series A Preferred Stock, $.01 par value
     100 shares authorized, 100 shares issued
     ($1,000 liquidation preference per share)                                                   --                 --
    Series B Preferred Stock, $.01 par value
     434,667 shares authorized, 251,258 shares outstanding as of
     December 31, 1998 and March 31,1999 ($5 liquidation preference per share)                3,512              3,512
    Series D Preferred Stock, $100 par value
     60,000 shares authorized; 36,900 shares issued as of
     December 31, 1998 ($100 liquidation preference per share)                            3,690,000                 --
    Series E Preferred Stock, $1,000 par value
     1,650 shares authorized; 1,510 shares issued as of
     December 31, 1998 ($1,000 liquidation preference per share)                          1,510,000                 --
    Series F Preferred Stock, $1,000 par value
     2,850 shares authorized; 2,850 shares issued as of
     December 31, 1998 ($1,000 liquidation preference per share)                          2,850,000                 --
    Series G Preferred Stock. $1,000 par value
     2,400 shares authorized; 2,400 shares issued as of December 31, 1998 and
     400 shares issued as of March 31, 1999 ($1,000 liquidation preference per share)     2,400,000            400,000
    Series I Preferred Stock, $.01 par value
     16,190 shares authorized; 16,190 shares issued as of
     March 31, 1999 ($1,000 liquidation preference per share)                                    --         16,190,000
    Common stock $.004 per value - 1,250,000 shares
     authorized; 1,146,327 and 1,049,825 issued and
     outstanding December 31, 1998 and March 31, 1999 respectively                            4,585              4,199
    Cumulative Translation Adjustment                                                       (21,353)            89,279
    Additional pald-in capital                                                           50,846,300         51,089,853
    Accumulated Deficit                                                                 (57,179,688        (58,930,029)
                                                                                        -----------        -----------
      Total Stockholders' Equity                                                          4,103,356          8,846,814
                                                                                        -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                               $19,230,400        $17,033,345
                                                                                        ===========        ===========

The consolidated financial statements reflect a 40-to-1 reverse stock split See notes to consolidated financial statements

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     Three Months Ended March 31,
                                                                   --------------------------------
                                                                        1998                1999
REVENUE                                                            $   416,443          $ 3,978,490
COST OF SALES                                                          354,906            3,089,355
                                                                   -----------          -----------
GROSS PROFIT                                                            61,537              889,135
OPERATING EXPENSES
    Sales and marketing                                                358,834              743,398
    General and administrative                                       1,348,926            1,377,657
    Depreciation and amortization                                      188,905              317,722
    Research and development                                           148,957               61,394
    Patent and license expense                                          26,843               20,819
                                                                   -----------          -----------
Total Operating Expenses                                             2,072,465            2,520,990
                                                                   -----------          -----------
LOSS FROM OPERATIONS                                                (2,010,928)          (1,631,855)
                                                                   -----------          -----------
OTHER INCOME (EXPENSE)
    Minority Interest                                                  420,168                   --
    Interest income                                                     11,393                3,166
    Interest expense                                                    (5,500)             (51,402)
    Interest expense - Amortization of debt expense                    (12,000)                  --
                                                                   -----------          -----------
Other income/(expense) - Net                                           414,061              (48,236)
                                                                   -----------          -----------
Net Loss                                                            (1,596,867)          (1,680,091)
Dividends on Preferred Stock                                          (333,072)             (70,250)
                                                                   -----------          -----------
Net Loss Attributable to Common Shareholders                       $(1,929,939)         $(1,750,341)
                                                                   ===========          ===========
Net Loss per Share Attributable to Common Shareholders             $     (3.76)         $     (1.74)
                                                                   ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                           513,637            1,004,603
                                                                   ===========          ===========



The consolidated financial statements reflect a 40-to-1 reverse stock split.

See notes to consolidated financial statements

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        CUMULATIVE          SERIES A           SERIES B
                                                                        TRANSLATION     PREFERRED STOCK     PREFERRED STOCK
                                                                        ADJUSTMENT      SHARES   AMOUNT     SHARES   AMOUNT
                                                                        -----------     -------  ------     -------  ------
BALANCE, DECEMBER 31, 1996                                              $        --         100      ##     365,962  $3,859
NET LOSS
CONVERSION OF SERIES B PREFERRED
  STOCK INTO COMMON STOCK                                                                                   (34,724)   (347)
SERIES C PREFERRED STOCK CONVERSION STOCK
ISSUANCE OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES E PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS

ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF 8% DEBENTURES INTO COMMON STOCK
                                                                        -----------     -------  ------     -------  ------
BALANCE, DECEMBER 31, 1997                                                        0        100        0     351,258   3,512

NET LOSS
CUMULATIVE TRANSLATION ADJ                                                  (21,353)

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
ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR SERVICES
                                                                        -----------     -------  ------     -------  ------
BALANCE, DECEMBER 31, 1998                                                  (21,353)        100      --     351,258   3,512

NET LOSS
CUMULATIVE TRANSLATION ADJ                                                  110,632

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES AND PREFERRED STOCK INTO
  SERIES I PREFERRED STOCK
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF SERIES I PREFERRED STOCK
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES
ADJUST ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR INVESTMENT BANKING SERVICES
                                                                        -----------     -------  ------     -------  ------
BALANCE, MARCH 31, 1999                                                 $    89,279         100  $    0     351,258  $3,512
                                                                        ===========     =======  ======     =======  ======

[RESTUBBED FROM PREVIOUS TABLE]


VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      SERIES C            SERIES D                SERIES E
                                                                  PREFERRED STOCK      PREFERRED STOCK         PREFERRED STOCK
                                                                  SHARES   AMOUNT    SHARES      AMOUNT      SHARES      AMOUNT
                                                                  -------  ------   --------  -----------   --------  -----------
BALANCE, DECEMBER 31, 1996                                          7,500  $    8          0           --          0           --
NET LOSS
CONVERSION OF SERIES B PREFERRED
  STOCK INTO COMMON STOCK
SERIES C PREFERRED STOCK CONVERSION STOCK                          (7,500)     (8)
ISSUANCE OF SERIES D PREFERRED STOCK                                                  51,000    5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                                                           1,650    1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS

ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF 8% DEBENTURES INTO COMMON STOCK
                                                                  -------  ------   --------  -----------   --------  -----------
BALANCE, DECEMBER 31, 1997                                              0       0     51,000    5,100,000      1,650    1,650,000

NET LOSS
CUMULATIVE TRANSLATION ADJ

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES INTO COMMON STOCK

ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS
CONVERSION OF SERIES D PREFERRED STOCK                                               (14,000)  (1,410,000)
FINANCING COST FOR SERIES D PREFERRED STOCK
CONVERSION OF SERIES E PREFERRED STOCK                                                                          (140)    (140,000)
ISSUE SHARES TO SERIES E PREFERRED STOCKHOLDER
ISSUANCE OF SERIES F PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES F PREFERRED STOCKHOLDERS
ISSUANCE OF SERIES G PREFERRED STOCK
FINANCING COST FOR SERIES G PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES G PREFERRED STOCKHOLDERS
ISSUE SHARES TO SERIES G PREFERRED STOCKHOLDER
ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR SERVICES
                                                                  -------  ------   --------  -----------   --------  -----------
BALANCE, DECEMBER 31, 1998                                              0      --     36,900    3,690,000      1,510    1,510,000

NET LOSS
CUMULATIVE TRANSLATION ADJ

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES AND PREFERRED STOCK INTO
  SERIES I PREFERRED STOCK                                                           (36,900) ($3,690,000)    (1,510) ($1,510,000)
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF SERIES I PREFERRED STOCK
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES
ADJUST ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR INVESTMENT BANKING SERVICES
                                                                  -------  ------   --------  -----------   --------  -----------
BALANCE, MARCH 31, 1999                                                 0  $    0          0  $         0          0  $         0
                                                                  =======  ======   ========  ===========   ========  ===========

[RESTUBBED FROM PREVIOUS TABLE]


VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            SERIES F                SERIES G
                                                                         PREFERRED STOCK         PREFERRED STOCK
                                                                       SHARES      AMOUNT      SHARES      AMOUNT
                                                                      --------  -----------   --------  -----------
BALANCE, DECEMBER 31, 1996                                                   0           --          0           --
NET LOSS
CONVERSION OF SERIES B PREFERRED
  STOCK INTO COMMON STOCK
SERIES C PREFERRED STOCK CONVERSION STOCK
ISSUANCE OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES E PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS

ISSUANCE OF COMMON STOCK FOR SERVICES
CONVERSION OF 8% DEBENTURES INTO COMMON STOCK
                                                                      --------  -----------   --------  -----------
BALANCE, DECEMBER 31, 1997                                                   0            0          0            0

NET LOSS
CUMULATIVE TRANSLATION ADJ

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES INTO COMMON STOCK

ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS
CONVERSION OF SERIES D PREFERRED STOCK
FINANCING COST FOR SERIES D PREFERRED STOCK
CONVERSION OF SERIES E PREFERRED STOCK
ISSUE SHARES TO SERIES E PREFERRED STOCKHOLDER
ISSUANCE OF SERIES F PREFERRED STOCK                                     2,850    2,850,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES F PREFERRED STOCKHOLDERS
ISSUANCE OF SERIES G PREFERRED STOCK                                                             2,400    2,400,000
FINANCING COST FOR SERIES G PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES G PREFERRED STOCKHOLDERS
ISSUE SHARES TO SERIES G PREFERRED STOCKHOLDER
ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR SERVICES
                                                                      --------  -----------   --------  -----------
BALANCE, DECEMBER 31, 1998                                               2,850    2,850,000      2,400    2,400,000

NET LOSS
CUMULATIVE TRANSLATION ADJ

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES AND PREFERRED STOCK INTO
  SERIES I PREFERRED STOCK                                              (2,850) ($2,850,000)    (2,000) ($2,000,000)
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF SERIES I PREFERRED STOCK
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES
ADJUST ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.
ISSUANCE OF COMMON STOCK FOR INVESTMENT BANKING SERVICES
                                                                      --------  -----------   --------  -----------
BALANCE, MARCH 31, 1999                                                      0  $         0        400     $400,000
                                                                      ========  ===========   ========  ===========

[RESTUBBED FROM PREVIOUS TABLE]


VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              SERIES I
                                                                           PREFERRED STOCK           COMMON STOCK
                                                                         SHARES      AMOUNT       SHARES      AMOUNT
                                                                        --------  -----------    --------   ----------
BALANCE, DECEMBER 31, 1996                                                     0           --     355,735        1,423
NET LOSS
CONVERSION OF SERIES B PREFERRED
  STOCK INTO COMMON STOCK                                                                             868            3
SERIES C PREFERRED STOCK CONVERSION STOCK                                                         122,042          489
ISSUANCE OF SERIES D PREFERRED STOCK
ISSUANCE OF SERIES E PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS
FINANCING COST FOR SERIES D PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS                                                            1,669            6

ISSUANCE OF COMMON STOCK FOR SERVICES                                                               1,250            5
CONVERSION OF 8% DEBENTURES INTO COMMON STOCK                                                      18,161           73
                                                                        --------  -----------    --------   ----------
BALANCE, DECEMBER 31, 1997                                                     0            0     499,725        1,999

NET LOSS
CUMULATIVE TRANSLATION ADJ

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES INTO COMMON STOCK                                                      43,851          175

ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS                                                            8,739           34
CONVERSION OF SERIES D PREFERRED STOCK                                                             96,897          396
FINANCING COST FOR SERIES D PREFERRED STOCK
CONVERSION OF SERIES E PREFERRED STOCK                                                             20,741           83
ISSUE SHARES TO SERIES E PREFERRED STOCKHOLDER                                                      5,000           20
ISSUANCE OF SERIES F PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES F PREFERRED STOCKHOLDERS
ISSUANCE OF SERIES G PREFERRED STOCK
FINANCING COST FOR SERIES G PREFERRED STOCK
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES G PREFERRED STOCK
ISSUANCE OF WARRANTS TO SERIES G PREFERRED STOCKHOLDERS
ISSUE SHARES TO SERIES G PREFERRED STOCKHOLDER                                                     62,500          250
ISSUANCE OF COMMON STOCK                                                                          103,333          414
ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.                                                  300,000        1,200
ISSUANCE OF COMMON STOCK FOR SERVICES                                                               3,541           14
                                                                        --------  -----------   ---------   ----------
BALANCE, DECEMBER 31, 1998                                                     0           --   1,146,327        4,585

NET LOSS
CUMULATIVE TRANSLATION ADJ

TOTAL COMPREHENSIVE LOSS

CONVERSION OF 8% DEBENTURES AND PREFERRED STOCK INTO
  SERIES I PREFERRED STOCK                                                10,190   10,190,000
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS
ISSUANCE OF SERIES I PREFERRED STOCK                                       6,000    6,000,000
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES                                                           858            3
ADJUST ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.                                                 (155,991)        (624)
ISSUANCE OF COMMON STOCK FOR INVESTMENT BANKING SERVICES                                           58,633          235
                                                                        --------  -----------   ---------   ----------
BALANCE, MARCH 31, 1999                                                   16,190  $16,190,000   1,049,825   $    4,199
                                                                        ========  ===========   =========   ==========

[RESTUBBED FROM PREVIOUS TABLE]


VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         ADDITIONAL
                                                                           PAID IN       ACCUMULATED
                                                                           CAPITAL         DEFICIT          TOTAL
                                                                         ----------     -----------     -----------
BALANCE, DECEMBER 31, 1996                                               40,594,023     (34,157,268)      6,442,045
NET LOSS                                                                                 (8,269,920)     (8,269,920)
CONVERSION OF SERIES B PREFERRED
  STOCK INTO COMMON STOCK                                                       344                               0
SERIES C PREFERRED STOCK CONVERSION STOCK                                      (481)                              0
ISSUANCE OF SERIES D PREFERRED STOCK                                                                      5,100,000
ISSUANCE OF SERIES E PREFERRED STOCK                                                                      1,650,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES C PREFERRED STOCK             478,248        (478,248)              0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES D PREFERRED STOCK           1,700,000      (1,700,000)              0
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES E PREFERRED STOCK             550,000        (550,000)              0
ISSUANCE OF WARRANTS TO SERIES D PREFERRED STOCKHOLDERS                     232,620        (232,620)              0
FINANCING COST FOR SERIES D PREFERRED STOCK                                 (75,000)                        (75,000)
ISSUANCE OF WARRANTS TO SERIES E PREFERRED STOCKHOLDERS                      48,900         (48,900)              0
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS                                    147,492        (147,496)              0

ISSUANCE OF COMMON STOCK FOR SERVICES                                        96,870                          96,875
CONVERSION OF 8% DEBENTURES INTO COMMON STOCK                               762,890                         762,963
                                                                         ----------     -----------     -----------
BALANCE, DECEMBER 31, 1997                                               44,535,906     (45,604,454)      5,686,963

NET LOSS                                                                                 (9,312,278)     (9,312,278)
CUMULATIVE TRANSLATION ADJ                                                                                  (21,353)
                                                                                                        -----------
TOTAL COMPREHENSIVE LOSS                                                                                 (9,333,631)

CONVERSION OF 8% DEBENTURES INTO COMMON STOCK                               866,915                         867,090

ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS                                    140,451        (140,485)              0
CONVERSION OF SERIES D PREFERRED STOCK                                    1,409,604                               0
FINANCING COST FOR SERIES D PREFERRED STOCK                                (317,490)                       (317,490)
CONVERSION OF SERIES E PREFERRED STOCK                                      139,917                               0
ISSUE SHARES TO SERIES E PREFERRED STOCKHOLDER                               17,980                          18,000
ISSUANCE OF SERIES F PREFERRED STOCK                                                                      2,850,000
AMORTIZATION OF DISCOUNT (DIVIDEND) ON
  SERIES F PREFERRED STOCK                                                  950,000        (950,000)              0
ISSUANCE OF WARRANTS TO SERIES F PREFERRED STOCKHOLDERS                      67,500         (67,500)              0
ISSUANCE OF SERIES G PREFERRED STOCK                                                                      2,400,000
FINANCING COST FOR SERIES G PREFERRED STOCK                                (168,000)                       (168,000)
AMORTIZATION OF DISCOUNT (DIVIDEND) ON SERIES G PREFERRED STOCK           1,028,571      (1,028,571)              0
ISSUANCE OF WARRANTS TO SERIES G PREFERRED STOCKHOLDERS                      76,400         (76,400)              0
ISSUE SHARES TO SERIES G PREFERRED STOCKHOLDER                              224,750                         225,000
ISSUANCE OF COMMON STOCK                                                    499,586                         500,000
ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.                          1,148,800                       1,150,000
ISSUANCE OF COMMON STOCK FOR SERVICES                                       225,410                         225,424
                                                                         ----------     -----------     -----------
BALANCE, DECEMBER 31, 1998                                               50,846,300     (57,179,688)      4,103,356

NET LOSS                                                                                 (1,680,091)     (1,680,091)
CUMULATIVE TRANSLATION ADJ                                                                                  110,632
                                                                                                        -----------
TOTAL COMPREHENSIVE LOSS                                                                                 (1,569,459)

CONVERSION OF 8% DEBENTURES AND PREFERRED STOCK INTO
  SERIES I PREFERRED STOCK                                                                                  140,000
ISSUANCE OF COMMON STOCK
  FOR SERIES B PREFERRED STOCK DIVIDENDS                                                    (70,250)        (70,250)
ISSUANCE OF SERIES I PREFERRED STOCK                                                                      6,000,000
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES                                  23,292                          23,295
ADJUST ISSUANCE OF COMMON STOCK TO ACQUIRE TRADEMARKS AND
  MINORITY INTEREST IN VIDIKRON OF AMERICA, INC.                                624                               0
ISSUANCE OF COMMON STOCK FOR INVESTMENT BANKING services                    219,637                         219,872
                                                                        -----------    ------------     -----------
BALANCE, MARCH 31, 1999                                                 $51,089,853    ($58,930,029)     $8,846,814
                                                                        ===========    ============     ===========

The consolidated financial statements reflect a 40-to-1 reverse stock split.

VIDIKRON TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                           1998              1999
                                                                                       -----------       -----------
 OPERATING ACTIVITIES
    Net loss                                                                          $(1,596,867)      $(1,680,091)
    Adjustments to reconcile net loss to not cash used in operating activities:
    Depreciation and amortization                                                          188,905           317,722
      Minority Interest                                                                    762,384                 -
    Other noncash operating expenses                                                            --            32,375
    Asset and liability management
      Changes in accounts receivable                                                      (37,917)         (404,176)
      Changes In Inventory                                                               (586,381)          700,106
      Changes in other operating assets                                                  (823,266)         (275,776)
      Changes In accounts payable                                                          297,484           481,242
      Changes In other liabilities                                                              --       (1,116,904)
                                                                                       -----------       -----------
    Net cash used in operating activities                                              (1,794,638)       (1,945,502)
                                                                                       -----------       -----------
 INVESTING ACTIVITIES
    Capital expenditures                                                                 (170,631)           (5,036)
    Payment for purchase of Vidikron, net of cash acquired                             (1,000,000)                 -
                                                                                       -----------       -----------
    Net cash (used in) investing activities                                            (1,170,631)           (5,036)
                                                                                       -----------       -----------
 FINANCING ACTIVITIES
    Repayment Bank Debt                                                                         --         (186,900)
    Issuance of preferred stock                                                          2,850,000                 -
    Issuance fees for preferred stock                                                    (317,490)                 -
                                                                                       -----------       -----------
    Net cash provided by/(used in) financing activities                                  2,532,510         (186,900)
                                                                                       -----------       -----------
 (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (432,759)       (2,137,438)
 CASH AND CASH EQUIVALENTS-BEGINING OF PERIOD                                            1,331,925         2,260,107
                                                                                       -----------       -----------
 CASH AND CASH EQUIVALENTS-END OF PERIOD                                                  $899,166          $142,669
                                                                                       ===========       ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for Interest                                                $1,834           $51,402
                                                                                       ===========       ===========
 The consolidated financial statements reflect a 40-to-1 reverse stock split.

 See notes to consolidated financial statements

VIDIKRON TECHNOLOGIES GROUP, INC.
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------------------


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

The Company issued 144,009 shares of common stock as partial consideration for the transfer to the Company of certain trademarks and attendant intellectual property rights in connection with the acquisition of certain assets and assumption of certain liabilities from Vidikron Industries, S.p.A. In 1999 the Company issued an aggregate of 59,491 shares of common stock as partial consideration for investment banking services rendered in connection with the Vidikron transaction and for legal services.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO MARCH 31, 1999 (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Vidikron Technologies Group, Inc. (the "Company," formerly Projectavision, Inc.), a Delaware corporation, was incorporated on September 9, 1988. The Company was originally formed to complete the development of a unique proprietary solid state projection television and related video display technology. With the Company completing the acquisition of certain assets and assumption of certain liabilities of Vidikron Industries, S.p.A. in December 1998, the Company added a recognized name and now sells high-end home theater projection televisions and accessories worldwide

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

         The accompanying interim financial statements are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented.

         Certain reclassifications have been made to the consolidated balance sheet as of December 31,1998 and the consolidated statement of operations for the first quarter of 1998 to conform to this year's presentation.

2.       ACCOUNTS RECEIVABLE

         At December 31, 1998 and March 31, 1999, the allowance for bad debt was $212,040 and $274,383 respectively.

3.       INVENTORY

         Inventories are stated at the lower of cost or market on a first-in first-out basis. At December 31, 1998 and March 31, 1999, respectively, inventories are summarized, as follows:
                                                  December 31,      March 31,
                                                      1998            1999
                                                      ----            ----
                  Parts                            $ 1,684,868    $ 1,590,063
                  Work in  process                     991,235        799,743
                  Finished Goods                     1,941,577      1,510,958
                                                   -----------    -----------
                           Total                   $ 4,617,680    $ 3,900,764

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

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO MARCH 31, 1999 (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       UNCONSOLIDATED AFFILIATE (continued)

         In January 1998, Tamarack was acquired by Manhattan Scientific, Inc. ("MSI") (formerly Grand Enterprises, Ltd.) a NASDAQ bulletin-board traded company. All of the shares of Tamarack (97% of which were represented by the Company's holdings in Tamarack at the time of the closing) were exchanged for 44 million shares of MSI. Simultaneously therewith, an additional 5 million shares were sold to the public, resulting in aggregate gross proceeds of $1 million. Further, in connection with the transaction, the Company's $1,500,000 loan plus accrued interest thereon was exchanged for 182,525 shares of convertible preferred stock of MSI. Each share of convertible preferred stock is convertible into 50 shares of MSI common stock. The Company also received a warrant to purchase 750,000 shares of MSI common stock at an exercise price of $0.20 per share. During 1998 the Company's chief executive officer and the chairman of its board of directors serve on the board of directors of MSI. As the Company owns 64.5% of the common shares of MSI, MSI was consolidated into the Company.

         In July 1998, the Company sold its common shares in MSI to an institutional investor for $2 million in net proceeds. The Company used the proceeds from the sale of its MSI shares as working capital for general operations, with the gain recognized in the third quarter of 1998. The Company also converted its preferred stock into approximately 9 million MSI common shares. The result of these transactions was to reduce the Company's ownership position in MSI to approximately 12% and, accordingly, at September 30, 1998, MSI was accounted for under the cost method. In October 1998, the Company sold its remaining ownership position in MSI to one of the owners of the Company's preferred stock for $500,000 and recognized a gain. On December 7, 1998 the Company reacquired its ownership position of approximately 9 million MSI common shares as part of the financing obtained from the owners of the Company's preferred stock for the acquisition of the video business from Vidikron Industries, S.p.A. On April 23, 1999 the Company sold its common shares in MSI for $500,000 in cash.

5.       COMMON STOCK

         In February 1999 the Company's stockholders approved a forty-for-one reverse split, the effect of which has been retroactively restated.

6.       PREFERRED STOCK

         The Series B Convertible Preferred Stock provides for cumulative annual stock dividends payable in common shares of 8% of the liquidation value of $5 per share (for a total of $1,756,290) to be paid semiannually and is convertible into one share of common stock, subject to adjustment. In 1997, 34,724 shares of Series B Convertible Preferred Stock were converted into common stock. This stock may be redeemed by the Company if certain conditions are met for $1.00 per share.

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

                                                                                             Original
                                                  Three Months Ended March 31, 1999        Total to Vest
                                                  ---------------------------------        -------------
    Dividend accretion on Series C Preferred Stock           $ 0                            $   492,650
    Amortization of Warrants on Series C Preferred Stock       0                                290,000
    Amortization of Discount on Series C Preferred Stock       0                              2,500,000

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO MARCH 31, 1999 (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     In January 1997, the Company issued an aggregate of 35,000 shares of 6% Series D convertible preferred stock to two foreign institutional investors for an aggregate purchase price of $3,500,000, resulting in net proceeds to the Company of $3,500,000. In October, 1997, these 35,000 Series D shares were sold to two other foreign institutional investors. In December 1997, the Company issued an additional 16,000 shares of 6% Series D convertible preferred stock to the same institutional investors for a purchase price of $1,600,000, resulting in net proceeds to the Company of $1,525,000 after fees. Each share of Series D Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series D Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $1,410,000 of Series D Preferred Stock in 1998 and to the conversion of $3,690,000 of Series D Preferred Stock into Series I Preferred Stock in February 1999, the issue was retired.

                                                  Three Months Ended March 31, 1999        Total to Vest
                                                  ---------------------------------        -------------
    Amortization of Warrants on Series D Preferred Stock       $   -                       $  232,620
    Amortization of Discount on Series D Preferred Stock           -                        1,700,000

     In July 1997, the Company issued 1,000 shares of 8% Series E convertible preferred stock to one foreign institutional investor for a purchase price of $1,000,000, resulting in net proceeds to the Company of $1,000,000. In December 1997, the Company issued an additional 650 shares of 8% Series E convertible preferred stock to the same foreign institutional investor for a purchase price of $650,000, resulting in net proceeds to the Company of $650,000. Each share of Series E Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock at any time. The Series E Preferred Stock is convertible into Common Stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of an aggregate of $140,000 of Series E Preferred Stock in 1998 and to the conversion of $2,510,000 of Series E Preferred Stock into Series I Preferred Stock in February 1999, the issued was retired.

                                                  Three Months Ended March 31, 1999        Total to Vest
                                                  ---------------------------------        -------------
    Amortization of Warrants on Series E Preferred Stock       $  -                        $  48,900
    Amortization of Discount on Series E Preferred Stock          -                          550,000

     In February 1998, the Company issued 2,850 shares of 8% Series F convertible preferred stock to one institutional investor for a purchase price of $2,850,000, resulting in net proceeds to the Company of $2,532,510 after fees. The preferred stock is convertible into the Company's common stock at $40.00 per share in five equal installments every thirty days starting in August 1998. The Series F Preferred Stock is convertible into common stock at a 25% discount to the then current market price of the Company's Common Stock at the time of conversion. The Company had the right to repurchase the preferred shares at a 12.5% premium over the issue price within 90 days and at a 25% premium after 90 but before 180 days from the issue date. After giving effect to the conversion of $2,850,000 of Series F Preferred Stock into Series I Preferred Stock in February 1999, the issue was retired.

                                                  Three Months Ended March 31, 1999        Total to Vest
                                                  ---------------------------------        -------------
    Amortization of Warrants on Series F Preferred Stock       $       -                   $ 67,500
    Amortization of Discount on Series F Preferred Stock               -                    950,000

     In May of 1998, the Company issued 2,000 shares of 8% Series G convertible preferred stock to one foreign institutional investor for a purchase price of $2,000,000, resulting in net proceeds to the Company of $1,860,000 after fees. In June 1998 the Company completed another private placement of preferred stock to a second foreign institutional investor for gross proceeds of $400,000, resulting in net proceeds of $376,000. The Series G Preferred Stock is convertible into Common Stock at a 30% discount to the then current market price of the Company's Common Stock at the time of conversion. After giving effect to the conversion of $2,000,000 of Series G Preferred Stock in February 1999, there currently remains $400,000 in Series G Preferred Stock outstanding.

                                                  Three Months Ended March 31, 1999        Total to Vest
                                                  ---------------------------------        -------------
    Amortization of Warrants on Series G Preferred Stock       $      -                     $  76,400
    Amortization of Discount on Series G Preferred Stock              -                     1,028,571

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO MARCH 31, 1999 (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     In February 1999, the Company issued an aggregate of 16,190,000 shares of 9% Series I convertible preferred stock to the investors who had provided the financing for the acquisition of certain of the video assets and the assumption of certain liabilities of Vidikron Industries, S.p.A. These shares of Series I Preferred Stock were issued to such investors in exchange for the $6,000,000 in Notes issued to such investors in December upon the close of the Vidikron transaction. These Notes, by their terms, were automatically convertible into equity securities of the Company upon the Company obtaining the requisite stockholders' approval, which the Company obtained in February 1999. In addition, all of the Series D, E, and F Preferred Stock and all but $400,000 of the Series G Preferred Stock were converted into Series I Preferred Stock at that time. The Series I Preferred Stock is convertible into shares of Common Stock at the rate of $2.40 per share. Series I Preferred Stock carries a cumulative dividend payable in cash or common stock at the option of the Company. The dividend rate is 9% per year if paid in cash and 13.5% per share if paid in shares of common stock. Dividends are payable commencing December 31, 1999.

7.   CONVERTIBLE DEBT

     In February 1996, the Company completed an offshore private placement of $10,000,000 of convertible debt resulting in net proceeds to the Company of $9,500,000. The convertible debt bears interest at the rate of 8% per annum and pays interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in January 1999, and may be repaid in cash or common stock of the Company at the sole option of the Company. All conversions of convertible debt into common stock are based upon a 25% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The Company recognized as interest expense the 25% discount on the conversion into common stock equal to $3,333,333 in 1996. In 1996 the Company issued 44,324 shares of its common stock and paid $4,958,250 in cash in exchange for retiring $8,400,000 in convertible debt. In January 1997, the Company retired $100,000 of convertible debt for cash. During 1997, the Company issued an additional 11,901 shares of its common stock in exchange for retiring $600,000 of convertible debt. In January 1998, the Company issued 43,851 shares of its common stock in exchange for retiring $760,000 of convertible debt. In February, 1999, the remaining $140,000 in convertible debt was converted into Series I Preferred Stock of the Company.

8.   COMMITMENTS AND CONTINGENCIES

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

     In April 1995 a legal action was brought against the Company, certain members of the Board of Directors, and an employee of the Company by Eugene Dolgoff, a founder and former officer of the Company. The complaint alleged, among other actions, breach of employment and patent assignment agreements. Mr. Dolgoff sought damages, punitive damages, and equitable relief totaling in excess of $ 100 million. In April 1998, the lawsuit was settled for $ 500,000, of which $250,000 was paid and $250,000 was accrued, and all of Mr. Dolgoff's claims and those of the Company against him were dismissed. $125,000 of the accrued amount was paid in April 1999 to Mr. Dolgoff.

     In December, 1998, a shareholder of the Company initiated an action in Supreme Court, State of New York, alleging common law fraud, negligence and breach of fiduciary duty claims against the Company and its Directors. In February, 1999 the Company and the Defendant Directors moved to dismiss this action based upon undisputed documentary evidence and based upon an assertion that the Complaint failed to state a cause of action. The Plaintiffs' responsive papers were filed in April, 1999 and reply papers are due to be submitted by the Company and the Defendant Directors in May, 1999. Based upon discussions with counsel, the Company's management believes that the motion to dismiss is well-founded. In the event, however, that the motion were not granted, the Company's management believes that it has meritorious defenses and intends to vigorously defend against these claims. The Company's management believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

VIDIKRON TECHNOLOGIES GROUP, INC.
NOTES TO MARCH 31, 1999 (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   NOTES PAYABLE AND BANK DEBT

     The Company obtained the financing used for the Vidikron acquisition through the issuance of $6.0 million in Notes for cash to the existing owners of the Company's Preferred Stock and Convertible Debt. These Notes were converted into Series I Convertible Preferred Stock in March 1999. Additionally, $1.0 million in Notes were issued to the sellers of the Vidikron assets acquired. These Notes are due in December 1999, carry no interest for the first six months, and carry an interest rate of 15% annually thereafter until the due date. Finally, the Company has Notes with Texas Instruments, Inc. with an outstanding balance of approximately $414,000 as of March 31, 1999 payable in installments through July 1999 at an interest rate of 8% annually.

     The Company had outstanding as of March 31, 1999 a loan of $ 1,197,400 bearing interest of 10.45% which was scheduled to mature on June 30, 1999. This loan was assumed by the Company in connection with the acquisition of certain assets and assumption of certain liabilities of Vidikron Industries, S.p.A.. On December 28, 1998, the lender sent notice of their intention to accelerate the loan due to a breach of a change in control covenant. The Company is in negotiations with the lender and is seeking to substitute a new facility to satisfy this obligation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Liquidity and Capital Resources

As of March 31, 1999, the Company had cash of $142,669 and current ratio of .93 to 1.0. Net cash used in operations was $ 1,945,902 due primarily to the net loss for the quarter. During the quarter, $6,000,000 in Notes payable due to the preferred shareholders classified as a current liability as of December 31, 1998 were converted into Series I Preferred Stock.

The Company had outstanding as of March 31, 1999 a loan of $1,197,400 bearing interest of 10.45%, which was scheduled to mature on June 30, 1999. This loan was assumed by the Company in connection with the Vidikron Acquisition. On December 28, 1998 the lender sent notice of its intention to accelerate the loan due to the breach of a change in control covenant. The Company has entered into a forebearance agreement with the lender which calls for regular payments of principle and is seeking to substitute a new facility to satisfy this obligation. Failure to find a substitute lender could have a material adverse effect on the Company. In addition, oral commitments of $2,000,000 in equity financing have been obtained to close simultaneously with the new facility. Although discussions are currently taking place with another lender, there can be no assurances that the Company will be successful in attracting a substitute lender, nor can there be any assurances that the Company will successfully consummate the equity financing.

To date, the Company has funded its operations primarily from sales of capital stock and convertible debt. In February 1998, the Company completed a private placement of preferred stock of $2.85 million. In May 1998 the Company completed a second private placement of preferred stock of $2.4 million and a private placement of common stock of $500,000. In December 1998 the Company completed a private placement of convertible Notes totaling $6.0 million in connection with financing the Vidikron Acquisition.

The Company has a subsidiary in Italy and does not hedge the foreign exchange risk associated with transactions in foreign currencies.

Results of Operations

         January 1, 1999 to March 31, 1999

The Company had revenues of $3,978,490 for the three month period ended March 31, 1999, which is approximately a ten-fold increase from the same period last year, due to sales of Vidikron-brand products. Cost of goods sold of $3,089,355, approximately a nine-fold increase, resulted in gross profit of $889,135 and includes additions to inventory reserves of $94,000 for slow-moving inventory. Even with this addition to inventory reserves, gross profit improved over 14-fold versus the same period last year, reflecting the higher profitability of the Vidikron brand.

The Company incurred cash expenses of $2,203,268 in this period, an increase of 17%, reflecting the sales and marketing and the general and administrative expenses related to the Vidikron operations acquired in the fourth quarter of 1998. Sales and marketing expenses of $743,398 in the current quarter were 107% greater than the same period last year. General and administrative expenses were $ 1,377,657 for the first quarter of 1999, only 2% greater than the same period last year. Research and development expenses of $61,394 were lower by almost 60%, reflecting the prior years' spending on the Digital Home Theater. Patent and license expense was 22% lower, reflecting a change in Company philosophy from a development company to a marketing and sales company. The Company also incurred non-cash expenses of $317,722 during the period for depreciation and amortization, and increase of 68%, reflecting the amortization of the goodwill associated with the Vidikron acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense of $51,402 was nine times higher than the first quarter last year due to bank debt which was assumed as part of the Vidikron acquisition. 1998 results also included $420,168 of non-recurring minority interest connected with Manhattan Scientifics, Inc. which was consolidated into the Company in the first quarter of 1998.

The Company recorded $70,250 in dividends on the Series B Preferred Stock during the first quarter of 1999. The dividends recorded in the same period in the prior year included the Series B dividends as well as the amortization of the discount feature connected with other Preferred Stock issues. The net loss attributable to common shareholders of $1,750,341 was a 9% improvement versus the same period last year.

         January 1, 1998 to March 31, 1998

The Company had revenues of $ 416,443 for the three month period ended March 31, 1998 which was from the sale of the Digital Home Theater. Cost of goods sold of $ 354,906 resulted in gross profits of $ 61,537, which was adversely affected by the initial cost of the Texas Instruments light engine. During this period, the Company incurred cash expenses of $1,883,560. With respect to the amount spent in the first three months of 1998 versus the amounts spent in the comparable period in 1997, the increase in general and administrative expense is due to increased participation in trade shows, higher salaries reflecting the addition of marketing personnel, higher legal fees related to the costs of the public offering of common stock of Manhattan Scientifics, Inc., and higher R&D associated with the development of product enhancements to the Digital Home Theater. The Company incurred non-cash expenses of $188,905 during the period for depreciation. The Company also recorded $333,072 in dividends (i) on the Series F Convertible Preferred Stock in connection with recognizing the discount on the conversion feature, (ii) for warrants issued in connection with the issuance of Series F Convertible Preferred Stock, and (iii) for Series B Preferred Stock Dividends.


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


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Part II: Other Information


Item 6. Exhibits and Reports on Form 8-K



(a)  Exhibits
     --------

         None



(b)  Report on Form 8-K
     ------------------

         None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 17th day of May, 1999.

                                              VIDIKRON TECHNOLOGIES GROUP, INC.


                                              By: /s/     Phillip Siegel
                                                  ------------------------------
                                              Phillip Siegel, Chairman and CEO


                                              By: /s/     Stuart Barlow
                                                  ------------------------------
                                              Stuart Barlow
                                              Vice President Finance
                                              (principal financial officer)